Form 10QSB
period 1996-06-30
MINUTE MAN OF AMERICA INC
filed 1996-08-14
CIK 66810

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURTIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1996                     Commission File No.
                                                               0-4289


                           MINUTE MAN OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)


         Arkansas                                               71-0390957
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


  4406 Airport Freeway, Fort Worth, TX                            76117
(Address of principal executive offices)                        (Zip code)


        Registrant's telephone number, including area code: 817-831-8410

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes_____X____                   No__________

     Indicate the number of shares outstanding of each of the issurer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding at June 30, 1996
    Common stock, par
  value $0.10 per share                              3,093,750 shares

                           MINUTE MAN OF AMERICA, INC.

                                      INDEX

                                                  Page
                                                 Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets
          June 30, 1996 (unaudited) and
          September 30, 1995......................  3

        Statement of Operations
          for the quarters ended June 30, 1996
          and June 30, 1995 (unaudited)...........  4

        Statement of Cash Flows
          for the Quarters ended June 30, 1996
          and June 30, 1995 (unaudited)...........  5

        Notes to Financial Statements.............  6

Item 2. Management's discussion and Analysis of
        Financial Condition and Operating Results.  7

PART II. OTHER INFORMATION........................  7

SIGNATURES........................................  8

                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                           MINUTE MAN OF AMERICA, INC.
                                 BALANCE SHEETS

                                        June 30,     September 30,
                                          1996           1995
                                      (unaudited)
ASSETS                                      $            $
- ------
Current Assets:
   Cash                                    3,260         24,687
   Accounts and notes receivable         211,097        286,056
   Receivable from investment sale       190,000
   Inventories                           228,554        226,448
   Prepaid expenses                          393            393
                                      -----------     ---------
      Total current assets               633,304        537,584

Property, Plant and Equipment:
   Machinery and equipment               231,889        221,357
   Furniture and fixtures                 10,426         10,426
                                      -----------     ---------
   Less accumulated depreciation         (38,622)       (22,085)
                                      -----------      ---------
     Total Property, Plant & Equip.      203,693        209,698

Other Assets                                 282         12,964

Excess cost over net assets acquired      94,069         99,393
        TOTAL ASSETS                     931,348        859,639
                                      ===========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable, trade                52,385         69,124
   Accrued expenses                        7,216         36,271
                                      -----------     ---------
     Total current liabilities            59,601        105,395

Indebtedness to Related Parties           47,212         20,000

Stockholders' Equity:
   Convertible Series A preferred
    stock; $10 par value: authorized
    500,000 shares, 75,000 issued        750,000        750,000
   Common stock $.10 par value;
    issued and outstanding 3,093,750
    and 1,093,750 respectively           309,375        309,375
   Capital in excess of par value        908,044        908,044
   Accumulated (deficit)              (1,142,884)    (1,058,175)
                                      -----------   ------------
   Unsecured note receivable due from
     related party                          -          (175,000)
      Total Stockholders' Equity         824,535        734,244

TOTAL LIABILITIES & STOCKHOLDER EQUITY   931,348        859,639
                                      ===========   ============

                           MINUTE MAN OF AMERICA, INC.
                             STATEMENT OF OPERATIONS
                                   (unaudited)

                              Three Months              Nine Months
                             Ended  June 30,           Ended June 30,
                             ---------------          ---------------
                               1996   1995              1996     1995
                               ----   ----              ----     ----
                                $       $                $         $
Revenues:
  Gross sales                253,500  305,010        678,491  978,487
  Royalties                                                     3,426
  Bad debts                   (  750)  (1,682)        (3,000)  (2,932)
  Other income                          1,347                   1,649
  Gain on disposition of
     properties               55,000      -           55,000   20,000
                             -------   --------       ------  -------
    Total Revenues           307,750  304,675        730,491 1,000,630

Cost of Sales:
  Labor costs                108,508  115,635        317,394  390,961
  Other expense              132,911  168,510        358,775  426,057
  Depreciation                 5,512    5,512         16,537   16,537
                            --------  -------        -------  -------
    Total Cost of Sales      246,931  289,657        692,706  833,555
                            -------- --------        ------- --------

      Gross Profit            60,819   15,018         37,785  167,075

Expenses:
  Selling, general &
    administration            19,781   20,357         59,813   71,055
  Interest                     9,633   (8,763)        30,046   14,523
  Relocation expense             -       -            26,900    -
  Amortization                 1,775   (1,550)         5,735    4,650
                             -------- --------       ------- --------
    Total Expenses            31,189   10,044        122,494   90,228
                             --------- ------        ------- --------

Operating Income before FIT
  and Extraordinary Credit    29,630    4,974        (84,709)  76,847
   Federal Income Tax             -       895            -     13,832
                             --------  ------         -------  ------
Net Income before
  Extraordinary Credit        29,630    4,079        (84,709)  63,015
Credit for utilization of
  Tax loss carryforward                   895            -     13,832
                             -------- -------         -------  ------

Net Income                    29,630    4,974        (84,709)  76,847
                              =======  ======         =======  ======
Net Income per Share            $.01     NIL           $(.03)  $.03

Weighted Average Shares             3,093,750                2,427,083
   Outstanding             3,093,750                3,093,750

                           MINUTE MAN OF AMERICA, INC.
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                           FOR THE NINE MONTHS
                                              ENDED June 30,

                                              1996      1995
                                                $         $
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                            (84,709)   76,847
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
   Depreciation and amortization              21,861    21,187
(Increase) decrease in accounts
     receivable                             (115,041)  (26,299)
(Increase) decrease in inventories            (2,106)  (49,029)
 Increase (decrease) in accounts
     payable and accrued expenses            (45,794)  (25,809)
   (Increase) decrease in other assets        12,682       245
   Increase (decrease) in indebtedness
     to related parties                       27,212    (4,351)
                                           ---------   --------

NET CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES                     (185,895)   (7,209)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase (decrease) of investments        (175,000)  175,000
  Purchases of equipment                      10,532       850

CASH PROVIDED FROM(USED IN)
INVESTING ACTIVITIES                         164,468  (175,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                          -      200,000
  Preferred stock dividends                     -      (19,688)
                                           ---------   --------

CASH PROVIDED BY FINANCING ACTIVITIES           -      180,312
                                           ---------   -------

NET INCREASE (DECREASE) IN CASH              (21,427)   (2,747)

CASH AT BEGINNING OF PERIOD                   24,687     8,126
                                            ---------   ------

CASH AT END OF PERIOD                          3,260     5,379
                                            ========   ========

                           MINUTE MAN OF AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1. The June 30, 1996 balance sheet, the statements of operations and the statements of cash flows have been prepared by Minute Man of America, Inc. ("Company") without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1995 annual report on Form 10-KSB. The results of operations for the quarter ended June 30, 1996 are not necessarily indicative of the operating results for a full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND OPERATING RESULTS

RESULTS OF OPERATIONS:

   Revenues for the quarter and for the nine months ended June 30, 1996 from the wholly-owned subsidiary, Gibson Specialty Corp., were down from the previous year by $51,510 and $299,996 respectively. This was due primarily to the loss in sales caused by the relocation of plant facilities from downtown Chicago to its current location in DesPlaines, Illinois. The operating loss for six months was $84,709, while a profit was reported for the quarter arising from a non-recurring profit recognized on the sale of the Company's investment in a Canadian company. The operating loss arose primarily from the move, extraordinary relocation costs and loss of revenue from the downtime necessitated by the move. The Company also experienced extraordinary expenses from the conversion of some plant equipment to manufacture of a new product line, break-open pull tabs.

   During the quarter the Company disposed of its investment in a Canadian company, which it had been holding for possible expansion of its operations into Canada. This transaction resulted in an non-recurring gain of $55,000. This sale created a receivable in the amount of $190,000 at June 30, 1996, of which $177,500 was collected in the first week of July 1986.

LIQUIDITY AND CAPITAL RESOURCES:

   At June 30, 1996 current assets were $633,304 against current liabilities of $59,601, resulting in working capital of $573,703 and a current ratio of ten to one. At September 30, 1995 the working capital was $432,189 with a current ratio of five to one.

                           PART II. OTHER INFORMATION

Items 1 through 3.
      None

Item 4.  Submission of matters to Vote of Security Holders.
      None

Item 5.  Other Information.
      None

Item 6.  Exhibits and Reports on Form 8-K.
      None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MINUTE MAN OF AMERICA, INC.
                                   (Registrant)



Date_______________________        ___________________________
                                   Richard D. Collins
                                   President and Principal
                                   Financial Officer