Form 10KSB
period 1996-09-30
TONE PRODUCTS INC
filed 1997-01-15
CIK 66810

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 1O-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 30, 1996
                          Commission File No. 0-4289

                          MINUTE MAN OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)


               Arkansas                               71-0390957
    (State or other jurisdiction of             (I.R.S. Employer I.D.)
    incorporation or organization)


             2129 North 15th Street, Melrose Park, Illinois  60160
           (Address of principal executive offices)        (Zip Code)


     Registrant's telephone number, including area code: (708) 681-3660

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.10 Par value
                               (Title of class)


Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation B-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge. In definitive proxy or information statements incorporated by reference in Part III of this Form 1O-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year was $841,402.

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of September 30, 1996 is not determinable. The number of shares of Common Stock, par value $.10, outstanding as of September 30, 1996 was 3,093,750 shares.

Documents Incorporated by Reference:   None

PART I

ITEM 1.	Description of Business

	(a) Business Development

Minute Man of America, Inc. (the "Company"), a corporation organized in 1965, under the laws of the State of Arkansas, was engaged in operating and franchising specialty restaurants (Minute Man Restaurants) serving fast food items prior to 1987. All Minute Man Restaurants are located in the State of Arkansas.

All Company-owned restaurants were sold or closed by February, 1987. Since February, 1987, the Company operated solely as a franchiser of Minute Man Restaurants. As of September 30, 1994, there were two restaurants operating as Minute Man franchises. However, on December 28, 1994, the Company disposed of all its restaurant operations in a sale to one of the franchisees. Since the restaurant operations were sold in 1994, the Company's sole segment of business has been the operation of Gibson Specialty Corporation.

Pursuant to terms of an Agreement dated November 7, 1994, the Company acquired all of the common stock of Gibson Specialty Corporation (Gibson), an Illinois corporation located in Chicago, Illinois. Gibson is a manufacturer of specialized products sold primarily to distributors in the gaming industry. Gibson was formed in 1954 and is a leading innovator in punchboard industry games.

On October 15, 1996, the Company, after executing a one for four reverse common stock split, was acquired (in a reverse merger) by Tone Products, Inc. (Tone). The shareholders of Tone exchanged their stock in Tone for 2,000,000 post reverse stock split common shares of the Company. After the exchange, the shareholders of Tone held 70.5% of the outstanding stock of the Company. As part of this transaction:

1. The Company changed its name to Tone Products, Inc.

Part I - continued

2. The board of directors was expanded from three to seven members. Tone has placed six members on the board and one former board member remained on the board of directors.

Tone has production and marketing locations in Illinois and Nevada. It manufactures and distributes food products consisting primarily of juices, sauces, and snack foods.

The purchase price of $4,000,000 is the fair value of the Company stock issued to acquire Tone. This transaction has been accounted for as a purchase.

On December 5, 1996, the Company in a non-monetary transaction, disposed of all of the common stock of Gibson in exchange for 75,000 shares of its Convertible Series A preferred stock having a par value of $10 per share. Prior to the October 15, 1996 acquisition, Gibson was the sole operating segment in the Company. Jerry Evon, the president of Gibson, was the holder of all of the preferred stock and was a member of the board of directors of the Company. With the completion of this transaction, Mr. Evon resigned from the board of directors of the Company.

(b)Business of Issuer

1. Principal Products, Services, Markets

The Company originally operated and sold franchises for a chain of fast food restaurants that operated as Minute Man Restaurants. In December 1994, the Company sold their last two franchises eliminating this segment of the business.

A wholly-owned subsidiary of the registrant, Gibson, which was disposed of on December 5, 1996, manufactures and distributes punchboards, which are gaming devices best described as non-mechanical slot machines similar in appearance to small game boards. Gibson distributes its products to distributors in Pennsylvania and Washington, and products are also shipped internationally to Germany, Australia and Switzerland.

2. Distribution methods of products

Gibson ships punchboards and other gaming devices utilizing United Parcel Service and various common carrier freight lines.

3. Status of Any Publicly Announced New Product or Service

Not applicable

4. Competitive Business Conditions, Competitive Position in the Industry, Methods of Competition.

The Company encountered intense competition in the fast-food industry whereby Minute Man Restaurants competed directly with both local restaurants and those in regional and national chains and exited that business in December 1994.

Gibson has captured approximately 20% of the available market for punchboards. The remaining market share is served by three competitors. The Company disposed of this segment due to a lack of growth in the punchboard industry.

5. Sources and Availability of Raw Materials and Names of Principal Suppliers.

Gibson purchases large amounts of paper products from numerous suppliers. Gibson is not dependent on any supplier and has alternative sources to obtain needed raw materials.

6. Dependence on One or Few Customers

The Company's restaurant business activities were not dependent upon a single customer or a few customers, and the loss of any one or a few of the Company's restaurant customers would not have had a material adverse effect on its activities. As a franchiser of restaurants, the Company was dependent on two franchises for all its income, the loss of either or both franchises would have substantially reduced the Company's revenues or eliminated them all together. Accordingly, with the sale of the two franchises during December 1994, this business segment was eliminated.

Gibson has one major customer who has consistently purchased products for over twenty-five years and accounts for approximately 22% of annual sales.

7. Trademarks, Franchises, Patents, Labor Contracts, Licenses

The Company's "Minute Man" and "Magic Deal" trademarks are registered with the United States Patent Office. The trademarks expire on April 29, 2009, and July 25, 1998, respectively.

Franchises were granted for a period of ten (10) years for a fee of $7,500.
The franchise agreement provides for franchisees to pay a royalty of 3% of gross sales and an advertising expenditure of 3% of gross sales to be paid either to the Company or for local advertising. The Company had two such franchise agreements in place at September 30, 1994, however, they were sold on December 28, 1994.

Patents or copyrights are not available for the punchboard industry and new designs marketed by Gibson may be copied by competitors.

Gibson is required to be licensed in the states where its products are distributed.

A standard labor agreement with the Teamsters Union is in effect between Gibson and the factory workers covering various areas related to wages, hours worked, holidays, vacations, grievance procedures, benefits and other related items. This agreement was effective November 27, 1993 and remained in effect until November 26, 1996, when it was automatically renewed under the same terms and conditions for consecutive one year periods unless either party gives written notice of termination or modification sixty days prior to expiration.

8. Need for Government Approval of Principal Products or Services

Not applicable

9. Effect of Existing or Probable Governmental Regulations on the Business

Not applicable

10. Estimate of the Amount Spent During Each of the Last Two Fiscal Years on Research and Development Activities

Not applicable

11. Costs and Effects of Compliance with Environmental Laws

Not applicable


12. Number of Employees

The Company currently has approximately fifty (50) full-time employees.

ITEM 2. Description of Property

a. Location of Principal Plants and Other Property

On October 15, 1996, the Company's offices moved to 2129 North 15th Street, Melrose Park, Illinois. The Company has a food manufacturing facility at the Melrose Park site and in Las Vegas, Nevada. These properties are leased on leases that expire in 1998. Ninety-six percent (96%) of their facilities are leased from related parties who have verbally agreed to extend the leases under market terms.

Gibson's factory occupies 11,605 square feet of office and manufacturing space located at 300 E. Touhy, Des Plaines, IL, 60018. No agreement has been signed; the rental is month to month. This space is subject to a lease term of one year from January 1, 1996 at an annual rate of $5.66 per square foot.

b. Investment Policies

1. Investments in real estate or interests in real estate.

The Company does not currently own any real estate property and owns only a minimum amount of office equipment.

2. Investments in Real Estate Mortgages

Not applicable

3. Securities of or Interests in persons Primarily Engaged in Real Estate Activities

Not applicable

Item 3. Legal Proceedings

To the knowledge of management, the Company is not currently a party to any material pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

On December 1, 1994, Special Action was taken by the Board of Directors to:

1. Instruct the Board of Directors to proceed forthwith and authorize the Board to take all actions deemed necessary to consummate the transaction represented by the form of a Purchase Agreement to purchase, from Pearce West Enterprises, Ltd., and others, a certain note receivable issued by International Slocan Developments, Ltd., in the amount of $175,000 plus $25,000 cash in consideration of the issuance of two million (2,000,000) shares of the Company's Common Stock of which 1,000,000 shares is governed by the provisions of Regulation S, promulgated under the Securities Act of 1933, as amended.

2. The respective resignations of Messrs. James L. Hansen and John F. Jenkins from all positions as officers and directors of the Company effective
December 1, 1994.

3. The following directors were elected effective December 1, 1994, and have agreed to serve as such until their respective successors are elected and qualified: Richard D. Collins and D.N. Fitzgerald.

4. The Board of Directors was authorized to take all actions necessary to restate and amend the Company's By-Laws as may be appropriate to eliminate any inconsistency between the broad terms and provisions of the Arkansas Business Corporation Act, the object being to constitute said By-Laws with less restrictive rather than more restrictive, terms and provisions.

On December 21, 1994, a meeting of the new Board of Directors was held at the new Company offices located at 4406 Airport Freeway, Ft. Worth, Texas. The purpose of this meeting was to:

1. Elect the following as officers of the Company:

President -                          Richard D. Collins
Secretary -                          David N. Fitzgerald
Assistant Secretary -                Alta Collins

2. Approve the consummation of a Stock Purchase Agreement to acquire all of the Common Stock of Gibson Specialty Corporation from Jerome J. Evon in exchange for seventy-five thousand (75,000) shares of the Company's Preferred Stock.

3. Elect Jerome J. Evon to fill the remaining slot authorized on the Board of Directors of the Company.

4. To take all actions necessary and desirable to effect the sale of Minute Man Restaurant assets, including the two remaining franchises in Little Rock and El Dorado, Arkansas to James L. Hansen in consideration of his payment of $20,000.

On September 30, 1995, a meeting of the company's Board of Directors approved the sale of the certain note receivable in the amount of $175,000 issued by Slocan Developments, Ltd. for $250,000 represented by a note receivable from a third party of $225,000 and $25,000 cash.

Item 5. Market for Common Equity and Related Stockholder Matters

a. Market information

The Company's common stock is traded in the over-the-counter market and is quoted on the NASD bulletin board quotation system. The following represents quotations on the Company's stock during its year ended September 30, 1995:

Calendar Quarter        Price     Price
                        BID       ASK
4th quarter 1994        1/8       3/8

lst quarter 1995        3/16      1/2

2nd quarter 1995        3/16      5/8

3rd quarter 1995        3/8       3/4

4th quarter 1995        7/16      3/4

lst quarter 1996        7/16      3/4

2nd quarter 1996        7/16      3/4

3rd quarter 1996        7/16      3/4

4th quarter 1996        1/4       .60


b. Stockholders

The approximate number of holders of record of the Company's common stock as of November 30, 1996 was 600.

c. Dividends

The Company has not paid any cash dividends on its common stocks and it is not anticipated that dividend payments would be considered in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation for the Fiscal Year Ended September 30, 1996, as Compared to the Prior Year Ended September 30, 1995.

a. Plan of Operation

The Company has undertaken a plan to increase revenues by exiting from the gaming industry and returning to the food industry. On October 15, 1996, the Company was acquired by Tone Products, Inc. (Tone), a manufacturer of food products consisting mainly of juices, sauces, and snack foods. The Company also disposed of its interest in its subsidiary, Gibson, in a non-monetary exchange that was completed after the fiscal year end.

During the year, the Company's revenue was derived from the operations of Gibson. For the year ended September 30, 1996, the Company's gross revenues decreased by $358,603 (30%) to $841,402, primarily due to the loss of production time while Gibson relocated its business and a down turn in demand for punchboards. This segment was disposed of in December 1996.

b. Managements Discussion and Analysis of Financial Condition

(i) Any known trends, events or uncertainties that have or are reasonably likely to have a material impact on short-term or long-term liquidity. Subsequent to year end, the Company was acquired by Tone in a reverse merger. Tone is an established, profitable company in the food industry. The Company disposed of the unprofitable operations of Gibson.

(ii) Internal and external sources of liquidity

Tone has access to traditional operating lines of credit and term financing.

(iii) Any material commitments for capital expenditures

The Company has not made any material commitments for capital expenditures as of September 30, 1996.

(iv) Any known trends or uncertainties that have had or that are reasonably expected to have a material impact on net sales or revenues or income from continuing operations. Tone had gross revenues of $6,245,918 for the nine months ended September 30, 1996, with net income of $59,077 for the same period.

(v) Any significant elements of income or loss that do not arise from continuing operation.

None.

(vi) The causes for any material changes from period to period in one or more line items of the financial statement.

The Company's net loss was due to decreased sales at Gibson and to an increase in their material costs for the punchboards.

(vii) Any seasonal aspects that had a material effect on the financial condition or results of operation.

Not applicable.

Looking Ahead

Subsequent to the date of this report on October 15, 1996, the Company, in a non-monetary transaction, after completing a one for four reverse common stock split, was acquired (in a reverse acquisition) by Tone Products, Inc. ("Tone"). The three shareholders of Tone exchanged all of their stock in Tone for 2,000,000 post reverse stock split common shares of the Company. After the exchange, the shareholders of Tone held 70.5% of the outstanding stock of the Company. As part of this series of transactions the Company changed its name to Tone Products, Inc. and the board of directors was expanded from three to seven members. Tone has placed six members on the board and one former board member will remain on the board.

Tone Products, Inc. founded in 1947 has evolved from a single market, one product manufacturer, to a multi faceted business with national and international distribution. Tone has production and marketing locations in Melrose Park, Illinois, and Las Vegas, Nevada. It manufactures and distributes food products consisting primarily of drink concentrates, syrups, juices, sauces, and snack foods.

The history of Tone sales over the last ten years, was one of modest but steady growth. In 1995 a decision was made by management to expand production facilities. In order to exploit this production capacity and create the potential for faster sales growth, Tone's focus was shifted from local direct sales to distributer and institutional sales along with contract packaging. Tone's relationships with vendors and flavor houses allowed Tone to develop new products for its own lines as well as for customers and bring them to market much quicker than average for the food industry. In 1997 Tone plans to continue its focus on distributor and institutional sales as well as developing new relationships with contract packaging customers. The net effect of continued sales to higher volume customers should be greater utilization of Tone's production capacity. Tone is currently running one production shift per day with significant amounts of overtime. As the busy season (spring and summer) unfolds, management will be analyzing the potential effects of going to a second shift on some production lines.

In 1995 Tone added a second manufacturing facility in the Chicago area for
sauces and marinades.   Adjacent to the existing plant, the new building was
originally designed to help alleviate the production backlog created by increasing steak sauce sales. However soon after the new facility came on line, sales of barbeque sauces started and grew steadily until they soon forced the steak sauce production back into the original plant. Tone now manufactures approximately fifty different types of barbeque sauces under private labels for both local and national distribution.

Tone is confident that barbeque sauce sales in 1997 should increase by $400,000 to $1,500,000. This expected growth should come from a new contract packaging agreement just signed as well as the introduction of gallon bottles into discount/warehouse type retail outlets.

In 1996 Tone acquired Fun City Popcorn, a Las Vegas manufacturer and distributor of popcorn and snack related items. Customers have traditionally included hotels, casinos, schools, etc. Fun City Popcorn (FCP) sales have remained level at $1,500,000 per year for the last three years. This was due to a decision by former FCP management not to spend monies on marketing or
expansion.   Since the purchase of FCP by Tone in May of 1996, FCP sales have risen by an average of 25 percent each period over the same period last year. Tone management has added several new product categories which include, bottled water, novelty cookies, imported beverages, potato chips and most recently fudge mixes. Most of the new products are sold under the label "Players Choice" which is owned by FCP and is gaining great regional popularity. Sales in each of these categories are going very well. The addition of a sales force has added new accounts and broadened sales in existing accounts. Las Vegas is one of the fastest growing markets in the country and as new properties are built and tourism increases FCP will be able to provide a much broader base of products to hotel, restaurants and gift shops. Sales in 1996 reached $1,700,000 and FCP expects to see sales in excess of $2,000,000 in 1997.

In June 1996 Tone entered into a contract with a group of independent soft drink bottlers to produce fruit juice concentrates for sale to their existing bar, hotel and restaurant customers. The juice concentrates are produced under exacting standards and sold using the "Balboa Bay" trade name owned by Tone.

Sales of the product are handled through the independent bottlers' own sales forces totaling nearly 200 salesmen. Sales in 1996 started strong and have increased steadily even though the marketing program has only recently begun. Projections for 1997 juice sales include significant increases in each of the five participating independent bottlers as well as the addition of other bottlers. Juice sales to soft drink distributors in 1997 should top $1,000,000.

Institutional sales of trademarked house brands should continue to grow in 1997. Tone's house brands which have always been regionally popular, have seen new life through nationwide distribution into the institutional market.
Sales to federal and state prison systems and other government agencies began in 1995 and now total almost 15% of total sales. Sales of Tone's trademarked house brands are expected to see continued growth because of increasing prison populations as well as the construction of new prison facilities throughout the United States.

In 1996 Tone entered into several large contract packaging agreements. Tone added product lines that included frozen cocktail bases and bar mixes manufactured and distributed by Tone for customers under their own private labels. Sales in this category exceeded $1,200,000 in 1996. Tone expects both increase sales inside their exising contracts as well as the addition of other contracts in 1997. Sales in this category should exceed $2,000,000 in 1997.

On December 5, 1996, the Company, in a non-monetary transaction, disposed of all of the common stock of Gibson Specialty Corp. ("Gibson"), an Illinois Corporation, located in Des Plaines, Illinois, in exchange for 75,000 shares of its Convertible Series A preferred stock having a par value of $10 per share. Prior to the October 15, 1996, acquisition, Gibson was the sole operating segment in the Company. Gibson is a manufacturer of specialized products sold primarily to distributors in the gaming industry.

This Form 10-KSB specifies forward looking statements of management. Forward looking statements are statements that estimate or anticipate the happening of future events.

THE FORWARD LOOKING STATEMENTS OF MANAGEMENT SPECIFIED IN THIS FORM 10-KSB
HAVE BEEN COMPILED ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED TO BE REASONABLE. FUTURE OPERATING RESULTS OF THE COMPANY, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION OR WARRANTY REGARDING FUTURE OPERATING RESULTS OF THE COMPANY IS TO BE INFERRED FROM THOSE FORWARD LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD LOOKING STATEMENTS SPECIFIED IN THIS FORM 10-KSB REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGEMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM THAT PROJECTED, AND ACCORDINGLY, NO OPINION IS EXPRESSED REGARDING THE ACHIEVABILITY OF PARTICULAR FORWARD LOOKING RESULTS. IN ADDITION, THOSE FORWARD LOOKING STATEMENTS HAVE BEEN COMPILED AS OF THE DATE OF THIS FORM 10-KSB AND SHOULD BE EVALUATED WITH CONSIDERATION OF ANY CHANGES OCCURRING AFTER THE DATE OF THIS FORM 10- KSB.

NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD LOOKING STATEMENTS SPECIFIED IN THIS FORM 10-KSB ARE ACCURATE.


Item 8 -  Financial Statements

a.	Annual Financial Statements

The financial statements required by this item are filed as part of this report.

See index at F-1.

b. Interim Financial Statements

Not applicable.

c. Financial Statements of Businesses Acquired

Not applicable.

d. Pro Forma Financial Information

Not applicable

Item 8.	Changes in Registrant's Certifying Accountants

Samson, Robbins & Associates, P.L.L.C. (SRA), was dismissed as the Company's auditors on October 3, 1996.

Neither of SRA's reports on the Company's financial statements for the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Company's financial statements for each of the two fiscal years ended September 30, 1995 and September 30, 1994, and in the subsequent interim period, there were no disagreements with SRA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of SRA would have caused SRA to make reference to the matter in their report.

On October 3, 1996, the Company appointed Kelly & Company as its new independent auditors. The Company did not consult with Kelly & Company or any other accounting firm regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of opinion that might be rendered regarding the Company's financial statements, nor did the company consult with Kelly & Company with respect to any accounting disagreement or any reportable event at any time prior to the appointment of such firm.


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

a.  Identify directors and executive officers

The Company's directors and executive officers are elected for a term of one year or until their successors are elected and qualified.

Directors and Executive Officers effective December 1, 1994 are:

Name/Age                               Position Held With Company

Richard D. Collins/64                  President, Chief Executive officer &
                                        Director
D.N. Fitzgerald/71                     Secretary and Director
Jerome J. Evon/31                      Director


Mr. Collins has been an independent financial consultant for the last nine years as well as an investor in several private companies. Since February 1994, Mr. Collins has been director of Star Mineta, Ltd., a company listed on the Vancouver Stock Exchange. From 1976 to 1984, he served as President, Chief Financial Officer and Director of MDI. Mr. Collins is a certified public accountant.

Mr. Fitzgerald is President of Dave Fitzgerald, Inc. and Exit Oilfield Equipment, Inc. and until 1991 was President of Oil Patch Sales and Rentals, Inc., all privately held oilfield investment and equipment companies. He is currently also a director of TMBR/Sharp Drilling, Inc.

Mr. Evon was elected as a director of the Company effective December 1. 1994. He has been President of Gibson Specialty Corporation since October 1990. Prior to 1990 he was involved in the family business, Tone Products, a non-carbonated beverage manufacturer.

On October 15, 1996, Messrs. Collins, Fitzgerald, and Evon resigned from the board of directors and were replaced by a new board of directors consisting of Michael W. Evon, Timothy E. Evon, Thomas J. Evon, Thomas F. Krucker, Chuck Ehemann, and Jack Cory.

Mr. Michael W. Evon is Vice President and National Sales Manager of Tone Products, Inc.

Mr. Timothy E. Evon, President of Tone Products, Inc., and Manager of the day to day operations of Tone.

Mr. Thomas J. Evon, serving as Secretary/Treasurer for Tone Products, Inc., has developed his specialty working with governmental agencies over the past 17 years.

Mr. Thomas F. Krucker boasts 30 years experience in national marketing and sales within the food industry.

Mr. Chuck Ehemann has worked in the food industry for over 20 years and will act as a consultant to the Company with primary focus on new product development.

Mr. Jack Cory has over 30 years experience in the snack food industry, primarily in California and Nevada. In May 1996 he sold Fun City Popcorn to Tone Products, Inc.

b. Identify Significant Employees

Mr. Jerome J. Evon (a Director) is President of Gibson Specialty Corporation, a wholly-owned subsidiary of the Company. Mr. Evon has managed the operations of Gibson since he purchased it in 1990. Mr. Evon left the Company on December 5, 1996.

c. Family Relationships

Michael W. Evon, Timothy E. Evon, Thomas J. Evon and Jerome J. Evon are brothers.

d. Involvement in certain legal proceedings

Not applicable.

Item 10.  Executive Compensation

The Company approved stock options to certain key employees and directors at a purchase price of $.50 per share on September 30, 1995. The total stock options approved were two hundred fifty thousand(250,000) shares. At September 30, 1995, none of these options were issued.

Mr. Evon received a salary of $40,800 for managing the operations of Gibson Specialty Corp.

Item 11.  Security Ownership of Certain Owners and Management

The following table indicates the amount of common stock of the Company which is beneficially owned, as of September 30, 1996, by the directors of the Company and owners of more than five percent of the Company's common stock, naming them, and by the directors and officers of the Company and owners of more than 5% of the Company's common stock as a group, without naming then. The table includes beneficial ownership data for all persons known to the Company to be the beneficial owner as of September 30, 1996, of more than five percent (5%) of the Company's Common Stock.

                                                Upon Conversion of
                                                    Preferred to
                                                    Common Shares
Owner                Shares       Percent       Shares        Percent
Cede & Co.          869,433       28.10%        869,443        18.90%
Philadep & Co.      714,823       23.10%        714,823        15.60%
D.N. Fitzgerald     291,667        9.40%        291,667         6.30%
R.D. Collins        522,917       16.90%        522,917        11.30%
Jerome J. Evon      125,000*       4.04%      1,625,000        35.37%

* Mr. Evon is owner of 75,000 shares of Company's preferred stock which are convertible into 1,500,000 shares of common stock at the option of the Company's Board of Directors.

On October 15, 1996, the Company approved a one for four reverse stock split and exchanges 2,000,000 shares of the Company for the stock of Tone. The following table reflects beneficial ownership after this transaction and the December 5, 1996, disposal of Gibson.

Owner                                           Shares        Percent
Cede & Co.                                      217,361          7.8%
Philadep & Co.                                  178,706          6.4%
D.N. Fitzgerald                                  72,917          2.6%
Richard D. Collins                              130,729          4.7%
Jerome J. Evon                                   31,250          1.1%
Timothy Evon                                    666,666         23.5%
Thomas Evon                                     666,666         23.5%
Michael Evon                                    666,666         23.5%

Item 12.  Certain Relationships and Related Transactions

On November 7, 1994, the registrant signed a Stock Purchase Agreement with Jerome J. Evon (current Director) for the acquisition of one hundred percent (100%) of the common shares of Gibson Specialty Corporation in exchange for seventy-five thousand (75,000) shares of the registrant's $10 par value Series A Preferred Stock.

On December 1, 1994, the Company entered into an agreement to purchase from Pearce West Enterprises, Ltd., a Canadian company, and others, a certain note receivable from International Slocan Developments, Ltd., in the amount of $175,000 and $25,000 cash in consideration of the issuance of two (2) million shares of the Company's common stock. This note receivable was subsequently assigned to Eastman Bond and Shares, Ltd., a Canadian company, in exchange for a note receivable in the amount of $225,000 and $25,000 cash. The stock was distributed as follows:

Owner                                  Shares
Pearce West Enterprises, Ltd.        1,000,000
D. N. Fitzgerald                       291,667
Jerry Evon                             125,000
R. D. Collins                          291,667
Eastman Bond & Shares, Ltd.            168,900
Others                                 122,766
                                     ---------
                                     2,000,000

*Mr. Fitzgerald, Mr. Evon and Mr. Collins became directors of the Company after the agreement with Pearce West Enterprises, Ltd., was approved.

On December 28, 1994, the registrant signed a purchase agreement with James L. Hansen (former office and Director) to sell all restaurant assets and related franchises for a price of $20,000.

PART IV

Item 13.  Exhibits and Reports on Form 8-K

a. The following exhibits are filed as required as a part of this report:

(1) Underwriting agreement

Not applicable

(2) Plan of acquisition, reorganization, arrangement, liquidations, or succession

Not applicable.

(3) Articles of Incorporation and by-laws

Previously provided

(4) Instruments defining the rights of holders, including debentures

Not applicable.

(5)	Opinion re: legality

Not applicable.

(6)	No exhibit required

(7)	Opinion re: liquidation preference

Not required.

(8)	Opinion re: tax matters

Not required.

(9)	Voting trust agreement

Not applicable.

(10)	Material contracts

Previously provided.

(11)	Statement re: computation of per share earnings

Information included in Note 11 to Financial Statements.

(12)	No exhibit required

(13)	Annual or quarterly reports, Form 10Q

Not applicable.

(14)	Material foreign patents

Not applicable.

(15)	Letter on unaudited interim financial statements

Not applicable.

(16)	Letter on change in certifying accountant

Included in Form 8-K dated October 3, 1996.

(17)	Letter on director resignation

Not required.

(18)	Letter on change in accounting principles

Not applicable.

(19)	Previously unfiled documents

Not applicable.

(20)	Reports furnished to security holders

Not required.

(21)	Other documents or statements to security holders

Not required.

(22)	Subsidiaries of the registrant

Gibson Specialty Corporation - Illinois

Inactive Subs

Homeward Bound Group, Inc.

Artex Restaurants, Inc.

(23)	Published report regarding matters submitted to vote

Not applicable.

(24)	Consent of experts and counsel

Not applicable.

(25)	Power of attorney

Not applicable.

(26)	Statement of eligibility of trustee

Not required.

(27)	Invitations for competitive bids

Not required.

(28)	Additional exhibits

Not applicable.

(29)	Information from reports furnished to state insurance authorities

Not applicable.

b. 	Reports on Form 8-K

The Company filed a Form 8-K dated October 3, 1996, reporting on Item 4 (change in registrant's certifying accountant)

                         MINUTE MAN OF AMERICA, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                       As of and for the Years Ended
                        September 30, 1996 and 1995


                        MINUTE MAN OF AMERICA, INC.

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             __________________






Report of Independent Auditors                                  F - 1

Consolidated Financial Statements of Minute Man of America, Inc.:

Consolidated Balance Sheets, September 30, 1996 and 1995	F - 2

Consolidated Statements of Operations for the Years Ended
  September 30, 1996 and 1995                                   F - 3

Consolidated Statements of Shareholders' Equity for the
 Years Ended September 30, 1996 and 1995                        F - 4

Consolidated Statements of Cash Flows for the Years Ended
 September 30, 1996 and 1995                                    F - 5

Notes to Consolidated Financial Statements                      F - 7

                 REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Minute Man of America, Inc.


We have audited the accompanying consolidated balance sheet of Minute Man of America, Inc. and its wholly-owned subsidiary as of September 30, 1996, and the related consolidated statements of operations, shareholders' equity, and cashflows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Minute Man of America, Inc. as of September30, 1995 were audited by other auditors, whose report dated January 4, 1996, expressed an unqualified opinion on those statements. As discussed in Note 13 to the consolidated financial statements, the Company has restated its 1995 financial statements during the year to change the method used to record payments to a preferred stockholder in conformity with generally accepted accounting principles. The other auditors reported on the 1995 financial statements before the restatement.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Minute Man of America, Inc. and its wholly-owned subsidiary as of September 30, 1996, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, a certain error resulting in the overstatement of net income for the year ended September 30, 1995 (which financial statements were audited by other auditors) was discovered by management of the Company during the current year. Accordingly, the 1995 financial statements have been restated to correct the error. We also audited the adjustments described in Note 13 that were applied to restate the 1995 financial statements. In our opinion such adjustments are appropriate and have been properly applied.


/s/Kelly & Company
Kelly & Company
Newport Beach, California
October 25, 1996

                          MINUTE MAN OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1996 and 1995
                               ________________

                                 A S S E T S
                                                                    Restated
                                                        1996           1995
                                                      -------       --------
Current assets:
  Cash                                              $  84,120      $  24,687
  Accounts receivable                                 187,948        286,056
  Inventories                                         160,488        226,448
  Prepaid expenses                                        -              393
                                                     --------       --------
    Total current assets                              432,556        537,584

Property and equipment                                194,424        209,698
Other assets                                            1,748         12,964
Excess of cost over net assets
  acquired, net                                           -           99,393
                                                     --------       --------
  Total assets                                      $ 628,728      $ 859,639
                                                     ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  52,839      $ 105,395
  Indebtedness to related parties                      20,000            -
  Obligation under capital lease                        8,410            -
                                                     --------       --------
  Total current liabilities                            81,249        105,395
                                                     --------       --------
Obligation under capital lease
   less current maturity                               38,467            -
Indebtedness to related parties                           -           20,000
                                                     --------       --------
                                                       38,467         20,000
                                                     --------       --------
  Total liabilities                                   119,716        125,395
                                                     --------       --------
Commitments and contingencies
Shareholders' equity:
  Convertible Series A preferred stock; $10 par
    value; authorized 500,000 shares, 75,000
    issued and outstanding in 1996 and 1995           750,000        750,000
  Common stock $.10 par value; 50,000,000 shares
    authorized; 3,093,750 issued and outstanding
    in 1996 and 1995                                  309,375        309,375
  Capital in excess of par value                      917,997        862,997
  Accumulated(deficit)                             (1,468,360)    (1,013,128)
  Unsecured note receivable due from related
   related party                                         -          (175,000)
                                                     --------       --------
  Total shareholders' equity                          509,012        734,244
                                                     --------       --------
  Total liabilities and shareholders' equity       $  628,728     $  859,639
                                                     ========       ========

 The accompanying notes are an integral part of these consolidated financial statements.

                                   F-2

                          MINUTE MAN OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended September 30, 1996 and 1995
                               ________________
                                                                   Restated
                                                        1996          1995
                                                      -------      ---------
Net sales                                           $ 841,402    $ 1,200,005
Cost of sales                                         847,652      1,082,826
                                                     --------      ---------
Gross profit (loss)                                    (6,250)       117,179
Operating costs and expenses                          375,467        156,168
                                                     --------      ---------
Income (loss) from operations                        (381,717)       (38,989)
                                                     --------      ---------
Other income (expense):
   (Loss) on disposal of assets                       (43,950)          -
   Relocation expense                                 (26,900)          -
   Interest expense                                   ( 7,251)          -
   Interest income                                      5,225           -
                                                     --------      ---------
                                                     ( 72,876)          -
                                                     --------      ---------
Loss from continuing operations
  before provision for income taxes                  (454,593)       (38,989)
Provision for income taxes                                639            243
                                                     --------      ---------
Loss from continuing operations                      (455,232)       (39,232)
                                                     --------      ---------
Discontinued operations net of applicable taxes:
   Loss from discontinued operations                     -           (14,441)
   Gain on sale of franchise                             -            20,000
                                                     --------      ---------
Income from discontinued operations                      -             5,559
                                                     --------      ---------
   Net loss                                        ($ 455,232)     ($ 33,673)
                                                     ========      =========


Earnings per common equivalent share:
Loss from continuing operations                     ($ 0.1471)     ($ 0.0157)
Income (loss) from discontinued operations:
   (Loss) on discontinued operations                     -           (0.0058)
   Gain on sale of discontinued operations               -            0.0080
                                                     --------      ---------
Net loss                                            ($ 0.1471)     ($ 0.0135)
                                                     ========      =========




  The accompanying notes are an integral part of these consolidated financial statements.

                                    F - 3

                          MINUTE MAN OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  For the Years Ended September 30, 1996 and 1995

                                                   Common Stock
                                                _____________________
                                                Number of
                                                 Shares       Amount
                                                _________    ________

        Balance, September 30, 1994             1,093,750    $109,375

              Issuance of common stock          2,000,000     200,000

              Net loss                              -           -
                                                _________    ________

        Balance, September 30, 1995, restated   3,093,750     309,375

              Net loss                              -           -

              Collection of note receivable         -           -                          -           -
                                                _________    ________

        Balance, September 30, 1996             3,093,750    $309,375
                                                ==========  =========


















      The accompanying notes are an integral part of these consolidated financial statements.

                                     F - 4





                          MINUTE MAN OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                               Continued
                For the Years Ended September 30, 1996 and 1995

                                                   Preferred Stock
                                                ______________________
                                                Number of
                                                  Shares      Amount
                                                _________     ________
        Balance, September 30, 1994              75,000       $750,000

              Issuance of common stock              -             -

              Net loss                              -             -
                                                _________     ________

        Balance, September 30, 1995              75,000        750,000

              Net loss                              -             -

              Collection of note receivable         -             -
                                                _________     ________

        Balance, September 30, 1996              75,000      $ 750,000
                                                 ========     ========



















      The accompanying notes are an integral part of these consolidated financial statements.

                                     F - 5







                          MINUTE MAN OF AMERICA, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 Continued
                For the Years Ended September 30, 1996 and 1995

                                                   Capital In
                                                   Excess Of     Accumulated
                                                   Par Value      (Defecit)                                              Par Value
                                                   __________    ____________
        Balance, September 30, 1994                $862,997        ($979,455)

              Issuance of common stock                 -               -

              Net loss                                 -             (33,673)
                                                   __________    ____________


        Balance, September 30, 1995                 862,997       (1,013,128)

              Net loss                                 -            (455,232)

              Collection of note receivable          55,000            -
                                                   __________    ____________

        Balance, September 30, 1996                $917,997      ($1,468,360)
                                                   ==========    ============



















      The accompanying notes are an integral part of these consolidated financial statements.

                                     F - 6



























                          MINUTE MAN OF AMERICA, INC.
                CONSOLIDATED STATEMENTSS OF SHAREHOLDERS' EQUITY
                                Continued
                For the Years Ended September 30, 1996 and 1995

                                                   Related
                                                    Party
                                                    Note
                                                  Receivable      Total
                                                 ____________   __________
        Balance, September 30, 1994                    -         $742,917

              Issuance of common stock            ($175,000)       25,000

              Net loss                                 -          (33,673)
                                                 ____________   __________

        Balance, September 30, 1995                (175,000)      734,244

              Net loss                                 -         (455,232)

              Collection of note receivable         175,000       230,000
                                                 ____________   __________

        Balance, September 30, 1996                    -         $509,012
                                                 ============  ==========


















      The accompanying notes are an integral part of these consolidated financial statements.

                                     F - 7


                          MINUTE MAN OF AMERICA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended September 30, 1996 and 1995
                               ________________
                                                                   Restated
                                                       1996          1995
                                                    ---------      ---------
Cash flows from operating activities:
   Net loss                                        ($ 455,233)     ($ 33,673)
   Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation and amortization                     124,524         32,732
    Gain on sale of discontinued operations              -           (20,000)
   Decrease (increase) in assets:
    Accounts receivable                                98,108         17,829
    Inventories                                        65,960        (23,793)
    Loss on disposal of assets                         43,950           -
    Other assets                                       10,805           -
   Prepaids                                               393            210
   Increase (decrease) in liabilities:
   Accounts payable and accrued expenses              (52,556)        18,357
   Indebtedness to related parties                       -            (4,351)
                                                     --------        --------
   Net cash                                          (164,048)       (12,689)

Cash flows provided by (used in) investing
 activities
   Purchases of property and equipment                 (1,250)       (15,750)
   Proceeds from sale of discontinued operations         -            20,000
                                                     --------        --------
   Net cash                                            (1,250)         4,250

Cash flows provided by (used in) financing
 activities
   Repayment of capital lease principal                (5,269)          -
   Collection of note receivable                      230,000         25,000
                                                     --------        --------
   Net cash                                           224,731         25,000
                                                     --------        --------
Net increase in cash                                   59,433         16,561
Cash at beginning of period                            24,687          8,126
                                                     --------        --------
Cash at end of period                                $ 84,120       $ 24,687
                                                     ========        ========




   The accompanying notes are an integral part of these consolidated financial statements.


                                    F-8

                           MINUTE MAN OF AMERICA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   Continued
                 For the Years Ended September 30, 1996 and 1995
                              ________________


Supplemental Disclosure of Cash Flow Information
                                                                Restated
                                                  1996            1995
                                                 ------         --------
Cash paid during the year for:
        Interest                                $12,250         $45,047
        State income taxes                         $639            $243



Supplemental Schedule of Non-Cash Investing and Financing Activities

Assets acquired by capital lease:
        Assets acquired                         $52,146            -
        Capital leases incurred                ($52,146)           -


Exchange of common stock for note receivable:
        Note receivable                            -           $200,000
        Common stock                               -          ($200,000)






















 The accompanying notes are an integral part of these consolidated financial statements.

                                    F - 9

                           MINUTE MAN OF AMERICA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ________________


1. Summary of Significant Accounting Policies



Operations and Revenue Recognition

Minute Man of America, Inc. (the "Company") was incorporated in the State of Arkansas in 1965. Prior to 1987, the Company was engaged in several food service related operations through various subsidiaries. However, all subsidiary companies' operations were discontinued and they were disposed of prior to fiscal 1988 due to non-profitability. The Company was also engaged as a franchiser of fast food specialty restaurants. In December 1994, the Company disposed of the two remaining restaurant franchises to a former related party (See Note 12).

On November 7, 1994, the Company purchased Gibson Specialty Corp. ("Gibson") through a stock purchase agreement which was effective as of September 30, 1994. The Company issued 75,000 shares of $10 par value Convertible Series A preferred stock in exchange for all of Gibson's outstanding common stock (Note
9). Gibson manufactures and distributes gaming devices which can be described as non-mechanical slot machines similar in appearance to small game boards, from a single location. Gibson sells its products primarily to social establishments and distributors in locations where gambling is permitted. Revenue is recognized at the time product is shipped.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Gibson. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents

Cash and equivalents include time deposits and commercial paper with original
maturities of three months or less.   The Company has no requirements for
compensating balances.

Concentration of Credit Risk

The Company grants credit to its customers in the normal course of business. The Company maintains cash balances at two banks where the aggregate balances of the accounts at each of the institutions are insured by the Federal Deposit Insurance Corporation up to $100,000.

Inventories

Inventories are stated at the lower of cost or market. The cost of inventories is determined using the first-in, first-out ("FIFO") method. The Company monitors its inventory for excess or obsolete items and makes any valuation corrections when such adjustments are identified.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition; only resulting profit or loss is reflected in the statement of operations.

                                               Estimated Useful
                                                      Life
                                                 _____________
     Machinery and equipment                       10 years
     Office furniture and fixtures                  7 years


Intangible Asset

The Company adopted the recognition of economic impairment of long lived assets and assets disposed of in accordance with Statement of Financial Accounting Standards No. 121 (SFAS 121) during its 1996 fiscal year.

The excess of the purchase price of Gibson over its net assets is presented as goodwill at September 30, 1995 and is amortized over a 15-year period using the straight line method for the year then ended. Subsequent to September 30, 1996, the Company decided to dispose of its interest in its subsidiary, Gibson, which impairs the life of the intangible asset. As a result, the balance of goodwill has been charged to amortization expense as of September 30, 1996.

Income Taxes

The Company accounts for deferred income taxes using the liability method in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109). Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. The Company files a consolidated federal income tax return.

Financial Instruments

In assessing the fair value of financial instruments, the Company uses a variety of methods and assumptions, which are based on estimates of market conditions and risks existing at the balance sheet date.

The carrying amount of cash and equivalents, accounts receivable, and accounts payable approximates fair value because of the short-term maturity of these financial instruments. The carrying amount of capital leases approximates fair value as the borrowing rate approximates the current market rate for similar borrowings.

Advertising Costs

Advertising costs are expensed as they are incurred.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

Certain amounts have been reclassified within the 1995 financial statements in order to conform with the current year presentation.


2. Accounts Receivable


Sales to one customer in 1996 and 1995 accounted for approximately 22% and 20% of the total revenue. The aggregate amounts of accounts receivable for this customer were $103,601 and $199,179, at September 30, 1996 and 1995, respectively.

The Company has an allowance for uncollectible accounts of $8,000 and $4,260 at September 30, 1996 and 1995, respectively.

3. Inventories

Inventories consisted of the following at September 30:

                                                   1996       1995
                                                 -------   --------
                 Raw Materials                   $27,922    $23,919
                 Work-in progress                 34,156     51,847
                 Finished goods                   98,410    150,682
                                                 -------   --------
                                                $160,488   $226,448
                                                 =======    =======

4. Property and Equipment


Property and equipment consist of the following at September 30:

                                                   1996       1995
                                                 -------   --------
           Machinery and equipment              $219,815   $221,357
           Office furniture and fixtures          10,426     10,426
                                                 -------   --------
                                                 230,241    231,783
           Less: accumulated depreciation        (35,817)   (22,085)
                                                 -------   --------
                                                $194,424   $209,698
                                                 =======    =======

Depreciation expense was $24,719 and $22,085 for the years ended September 30, 1996 and 1995, respectively. For the year ended September 30, 1996, the Company leased various pieces of machinery and equipment with a capitalized value of $52,146 and a related depreciation expense of $2,670.


5. Related Party Transactions


Office space, clerical and accounting services were provided to the Company, by a stockholder, and the office overhead fees totaling $6,511 were charged to the Company in 1995.

In 1994 the Company acquired a note receivable ("NR1") with a face value of $175,000 and $25,000 in cash issued by an unrelated entity in exchange for two million shares of the Company's common stock. Certain individuals related to the transferor entity subsequent to the transfer of the note receivable became officers, directors, and stockholders of the Company. On September 30, 1995, NR1 was exchanged by the Company for a second note receivable ("NR2") which had a face value of $225,000. Based upon concerns of full collectibility for NR2, the Company did not reflect the increased face value. During 1996, the Company surrendered NR2 in full satisfaction from its maker for $230,000. As the complete transaction is the result of issuance of Company common stock, the gain recognized has been treated as an addition to capital in excess of par value.

The Company had two remaining franchises which were still in operation as "Minute Man" restaurants at October 1, 1994. A royalty fee of 3% of gross sales is paid to the Company by each franchise. A shareholder owned one of the restaurants and paid royalties of $616 in fiscal 1995. These two franchises were sold to a franchisee who was also a stockholder and officer during December 1994.

6. Commitments and Contingencies


Operating Lease

During the year ended September 30, 1996, the Company relocated its facility and entered into a month to month operating lease for its facility. A formal lease agreement has not been executed; the monthly payment for the new facility is $5,430.

Rental expenses resulting from operating lease agreements were $71,141 and $121,000, for the years ended September 30, 1996 and 1995, respectively.


7. Capital Leases

During 1996, the Company entered into two long term lease agreements. Obligations under capital lease at September 30, 1996 consist of the following:

       Capital lease secured by equipment with
       an effective annual interest rate of 14%
       with monthly payments of $1,074,
       due January 2001.                                  $41,695

       Capital lease secured by equipment with
       an effective annual interest rate of
       14% with monthly payments of $130,
       due March 2001.                                      5,182
                                                           ------
                                                          $46,877


Future minimum lease payments under capital leases at September 30, 1996 are as follows:

                          1997                $14,447
                          1998                 14,447
                          1999                 14,447
                          2000                 14,447
                          2001                  5,049
                                               ------
          Total minimum lease payments         62,837
Less: amount representing interest            (15,960)
                                              -------
Present value of minimum lease payments        46,877
        Less: current maturities              (8,410)
                                              -------
Obligation under capital lease, long term     $38,467
                                               ======

8. Income Taxes


The components of the provision for income taxes for the years ended September 30, 1996 and 1995 are:

                                                  1996        1995
                                                  ----        ----
        Current expense:
             Federal                                -           -
             State                                $639        $243
                                                  -----       ----
                                                   639         243

        Deferred expense:
             Federal                                -           -
             State                                  -           -
                                                  -----       ----
                                                    -           -

        Total provision                           $639        $243



Significant components of the Company's deferred income tax assets are as follows at September 30:


                                                  1996        1995
                                                  ----        ----
Deferred income tax assets:

           Net operating loss                  $374,000    $374,000
           Goodwill                              35,810       -
           Inventory                             94,487       -
           Depreciation                          17,053       -
           Other                                  3,127       -

Total deferred income tax asset                 524,477     374,000
Valuation allowance                            (524,477)   (374,000)

Net deferred income tax asset                       -         -




The Company's effective tax rate on income before income taxes differs from the U.S. statutory tax rate as follows:

                                                  1996        1995


U.S. statutory rate (benefit)                   (34.0 %)     34.0 %
Valuation allowance                              34.0 %     (34.0 %)
State taxes                                       0.2%         -

Net deferred income tax asset                     0.2%         -

The net operating loss carryforward is $1,075,640. The loss will begin to expire in 1997.

9. Preferred Stock


The Company has 500,000 authorized shares of $10 par value Convertible Series A preferred stock, of which 75,000 shares are issued and outstanding. The preferred stockholders have no voting privileges. No preferred stock dividends have been paid, as they were not allowable under the governing state law. The shares are convertible at the option of the Company to twenty shares of common stock for each share of preferred stock issued.

10. Common Stock

On November 7, 1994, the Company signed a stock purchase agreement with Gibson for the acquisition of all of the common shares of Gibson in exchange for 75,000 shares of the Company's $10 par value Convertible Series A preferred stock. This agreement had an effective date of September 30, 1994. The
Company accounted for the acquisition as a purchase. The acquired assets, reflected at fair market value, less the existing liabilities were recorded by the Company resulting in an excess of cost over net assets in the amount of $106,494.

In addition, the Company approved 250,000 stock options to certain key employees and directors at a purchase price of $0.50 per share on September 30, 1995. At September 30, 1996, none of these options were issued or outstanding.

11. Loss per Common Share

Primary loss per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the years ended September 30, 1996 and 1995 was 3,093,750 and 3,996,490, respectively. Stock options approved by the Board of Directors on September 30, 1995 have been excluded as they are neither issued nor outstanding. The Convertible Series A preferred shares are considered common equivalents; however, they have been excluded for the years ended September 30, 1996 and 1995 because the effects would be anti-dilutive.

After September 30, 1996, the Company executed a reverse common stock split
as described in Note 14.   Supplementary earnings per share data is presented
below.

Loss per common equivalent share
  after effect of reverse stock split:

                                                   1996          1995


Loss from continuing operations                ($0.5886)       ($0.0629)
Income (loss) from discontinued operations:
(Loss) on discontinued operations                  -            (0.0231)
Gain on sale of discontinued operations            -             0.0320
                                               --------        ---------
Net loss                                       ($0.5886)       ($0.0540)



12. Discontinued Operations


During 1995, the Company approved the sale of the two remaining fast food specialty restaurant franchises and discontinued this line of business. Revenues and associated expenses relative to this line of business have been excluded from results of continuing operations. The following are the revenues and associated expenses of the discontinued operations for the year ended September 30, 1995.


   Selling, general and administrative expense             ($17,904)
   Royalties                                                  3,426
   Interest Income                                               37
                                                           --------
   Loss from discontinued operations                       ($14,441)

13. Prior Period Adjustment

During the year a certain error, discovered by management resulting in the understatement of previously reported income of the prior year, was corrected resulting in the following changes to retained earnings as of September 30, 1995, and the related consolidated statement of operations for the year then ended:

                                  Accumulated       Net       Earnings (Loss)
                                     (Deficit)  Income (Loss)   Per Share

As previously reported            ($1,013,128)     $11,374         $0.0028
Understatement of interest
 expense                              (45,047)     (45,047)
Overstatement of dividends             45,047          -
                                  -----------     --------        --------
          As adjusted             ($1,013,128)    ($33,673)       ($0.0135)



14. Subsequent Events


A. On October 15, 1996, the Company, after executing a one for four reverse common stock split, was acquired (in a reverse merger) by Tone Products, Inc. ("Tone"). The shareholders of Tone exchanged their stock in Tone for 2,000,000 post reverse stock split common shares of the Company. After the exchange, the shareholders of Tone held 70.5% of the outstanding stock of the Company. As part of this transaction:

1. The Company changed its name to Tone Products, Inc.

2. The board of directors was expanded from three to seven members. Tone has placed six members on the board and one former board member remained on the board of directors.

Tone has production and marketing locations in Illinois and Nevada. It manufactures and distributes food products consisting primarily of juices, sauces, and snack foods.

The purchase price of $4,000,000 is the fair value of the Company stock issued to acquire Tone. This transaction has been accounted for as a purchase.

B. On December 5, 1996, the Company, in a non-monetary transaction, disposed of all of the common stock of Gibson in exchange for 75,000 shares of its Convertible Series A preferred stock having a par value of $10 per share. Prior to the October 15, 1996 acquisition, Gibson was the sole operating segment in the Company. Jerry Evon, the president of Gibson, was the holder of all of the preferred stock and was a member of the board of directors of the Company. With the completion of this transaction, Mr. Evon resigned from the board of directors of the Company.

The reorganization of Gibson that resulted in the distribution of the assets and liabilities to a Company shareholder was recorded at net cash value in compliance with the recording of non-monetary and non-reciprocal transfers to owners.

As the subsequent events are significant to the Company's financial statements, a pro forma balance sheet at September 30, 1996, and a pro forma income statement for the year ended September 30, 1996 are included in this footnote. These pro forma financial statements assume the transaction occurred on October 1, 1995.

                          MINUTE MAN OF AMERICA, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 _____________
14. Subsequent Events, Continued

                    Pro Forma Statements of Operations (Unaudited)
                                September 30, 1996

                                 _________________

                                 Minute Man
                               Of America, Inc.       Pro Forma
                              September 30, 1996     Adjustments    Pro Forma
                              ___________________    ___________    __________


Sales                             $841,402     (A)  $6,245,918
                                               (B)    (841,402)   $6,245,918
Cost of Sales                      847,652     (A)  (4,590,317)
                                               (B)     847,652     4,590,317
                                  ___________                      __________
         Gross profit (loss)        (6,250)                        1,655,601
Operating costs and expenses       375,467     (A)  (1,460,877)
                                               (B)     343,475     1,492,869
                                  ____________       ___________   _________
 (Loss) income from operations     (381,717)                       162,732
                                                       (60,397)

    Other income (expense)          (72,876)   (B)       41,407    (91,866)

Income before provision for       ____________                     __________
       income taxes                (454,593)                        70,866
Provision for income taxes              639    (A)     (75,250)
                                               (B)          69     (75,820)
                                  ____________      ____________   ___________
         Net (loss) income         ($455,232)         $450,278     ($4,954)


(A) To show effect of Tone acquisition as if it had taken place on October 1, 1995
(B) To show effect of disposal of Gibson as if it had taken place on October 1, 1995.

SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MINUTE MAN OF AMERICA INC.

By:/S/ Timothy Evon
Timothy Evon
Chief Executive Officer, Director Treasurer Date: January 10, 1996

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Michael Evon
Michael Evon
Secretary & Director
Date:	January 10, 1996