Form 10QSB
period 1996-12-31
TONE PRODUCTS INC
filed 1997-02-19
CIK 66810

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549


                                  FORM 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
             ACT OF 1934, for the quarter ended December 31, 1996.


                         Commission File Number 0-4289



                              TONE PRODUCTS, INC.
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



                                (708) 681-3660
             (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [ ]


The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,342,614 on January 31, 1997.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements



Introduction

The consolidated financial statements have been prepared by Tone
Products, Inc. ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 1996. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.



                              TONE PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1996 and September 30, 1996



                                 A S S E T S


                                                  December 31,
                                                      1996         September 30,
                                                  (unaudited)           1996
                                                   ------------      ---------
Current assets:
   Cash                                               $ 216,564       $ 84,120
   Accounts receivable                                  777,916        187,948
   Due from related party                                23,770           -
   Inventory                                          1,182,991        160,488
   Prepaids                                              36,765           -
   Deferred tax asset                                     5,230           -
   Property, net                                      1,998,576        194,424
   Other assets                                            -             1,748
   Goodwill                                           1,496,119           -
                                                   ------------      ---------
     Total assets                                   $ 5,737,931      $ 628,728
                                                   ============      =========


















       The accompanying notes are an integral part of the consolidated financial statements.

                                    F - 1

                              TONE PRODUCTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                   December 31, 1996 and September 30, 1996

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                  December 31,
                                                      1996         September 30,
                                                  (unaudited)           1996
                                                   ------------      ---------
Current liabilities:
   Line of credit payable                             $ 620,927           -
   Accounts payable                                     592,127       $ 52,839
   Advances from related party                             -            20,000
   Note payable, current portion                        226,335           -
   Capital lease obligation                                -             8,410
   Income taxes payable                                  58,445           -
   Current deferred tax liability                         2,026           -
                                                   ------------      ---------
     Total current liabilities                        1,499,860         81,249

Notes payable long term                                    -              -
Capital lease obligation                                   -            38,467
Deferred tax liability                                   71,376           -
                                                   ------------      ---------
                                                         71,376         38,467
                                                   ------------      ---------
Total liabilities                                     1,571,236        119,716
Commitments and contingencies
Shareholders' equity:
  Convertible Series A preferred
   stock; $10 par value;
   500,000 shares authorized;
   0 and 75,000 issued and
   outstanding at December 31,1996
   and September 30, 1996,
   respectively                                            -           750,000
  Common stock; $0.10 par value;
   50,000,000 shares authorized;
   3,342,614 and 3,093,750 shares
   issued and outstanding at
   December 31, 1996 and
   September 30, 1996, respectively                     334,261        309,375
  Capital in excess of par value                      5,233,799        917,997
  Accumulated deficit                                (1,451,365)    (1,468,360)
  Stock subscription proceeds                            50,000           -
                                                   ------------      ---------
    Total shareholders' equity                        4,166,695        509,012
                                                   ------------      ---------
Total liabilities and
   shareholders' equity                             $ 5,737,931      $ 628,728
                                                   ============      =========


        The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 2

                              TONE PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              For the Three Months Ended December 31, 1996 and 1995
                                 (Unaudited)




                                                   December 31,    December 31,
                                                       1996            1995
                                                   ------------      ---------
Sales                                              $ 1,970,562      $ 173,110
Cost of sales                                        1,332,854        203,244
                                                   ------------      ---------
Gross profit (loss)                                    637,708        (30,134)

Operating costs and expenses                           551,214         54,217
                                                   ------------      ---------
(Loss) income  from operations                          86,494         (84,351)
Other expense                                           18,021             -
                                                   ------------      ---------
Income before provision for
   income taxes                                         68,473         (84,351)
Provision for income taxes                              51,478            -
                                                   ------------      ---------
Net (loss) income                                     $ 16,995       ($ 84,351)
                                                   ============      =========




Net income (loss) per common share:

                                 Primary                 $0.01        ($0.02)

                                 Fully diluted           $0.01            -









       The accompanying notes are an integral part of the consolidated financial statements.

                                    F - 3


                              TONE PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         For the Three Months Ended December 31, 1996 (Unaudited) and
                       The Year Ended September 30, 1996



                                                           Common Stock
                                                       --------------------
                                                    Number of
                                                     Shares            Amount
                                                   ------------      ---------
Balance, September 30, 1995, restated                3,093,750     $   309,375
  Net loss                                               -               -
  Collection of note receivable                          -               -
                                                   ------------      ---------
Balance, September 30, 1996                          3,093,750         309,375
  Net income                                             -               -
  Reverse stock split                               (2,319,986)       (231,999)
  Disposal of Gibson Specialty Corp.                     -               -
  Issuance of subscribed stock                         504,350          50,435
  Acquisition of Tone Products, Inc.                 2,000,000         200,000
  Issuance of stock for debt                            64,500           6,450
  Proceeds from private placement                        -               -
                                                   ------------      ---------
Balance, December 31, 1996                           3,342,614       $ 334,261
                                                   ============      =========

















        The accompanying notes are an integral part of the consolidated financial statements.

                                   F - 4


                              TONE PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         For the Three Months Ended December 31, 1996 (Unaudited) and
                       The Year Ended September 30, 1996


                                                             Preferred Stock
                                                           ------------------
                                                      Number of
                                                        Shares         Amount
                                                   ------------      ---------
Balance, September 30, 1995, restated                    75,000      $ 750,000
  Net loss                                                 -              -
  Collection of note receivable                            -              -
                                                   ------------      ---------
Balance, September 30, 1996                             75,000        750,000
  Net income                                               -              -
  Reverse stock split                                      -              -
  Disposal of Gibson Specialty Corp.                   (75,000)      (750,000)
  Issuance of subscribed stock                             -              -
  Acquisition of Tone Products, Inc.                       -              -
  Issuance of stock for debt                               -              -
  Proceeds from private placement                          -              -
                                                   ------------      ---------
Balance, December 31, 1996                                 -              -
                                                   ============      =========





















       The accompanying notes are an integral part of the consolidated financial statements.

                                    F - 5


                              TONE PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         For the Three Months Ended December 31, 1996 (Unaudited) and
                       The Year Ended September 30, 1996


                                                       Capital
                                                      Excess Of     Accumulated
                                                      Par Value      (Deficit)
                                                   ------------      ---------
Balance, September 30, 1995, restated                 $ 862,997   ($ 1,013,128)
  Net loss                                                  -         (455,232)
  Collection of note receivable                          55,000            -
                                                   ------------      ---------
Balance, September 30, 1996                             917,997     (1,468,360)
  Net income                                                -           16,995
  Reverse stock split                                   231,999            -
  Disposal of Gibson                                    240,988            -
  Issuance of subscribed stock                          958,265            -
  Acquisition of Tone Products, Inc.                  2,762,000            -
  Issuance of stock for debt                            122,550            -
  Proceeds from private placement                           -              -
                                                   ------------      ---------
Balance, December 31, 1996                          $ 5,233,799    ($1,451,365)
                                                   ============      =========


















        The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 6


                              TONE PRODUCTS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

         For the Three Months Ended December 31, 1996 (Unaudited) and
                       The Year Ended September 30, 1996

                                            Related
                                             Party
                                             Note         Stock
                                          Receivable   Subscribed      Total
                                           --------    ---------  -----------
Balance, September 30, 1995, restated     ($175,000)         -     $ 734,244
  Net loss                                      -            -      (455,232)
  Collection of note receivable             175,000          -       230,000
                                           --------    ---------  -----------
Balance, September 30, 1996                     -            -       509,012
  Net income                                    -            -        16,995
  Reverse stock split                           -            -           -
  Disposal of Gibson                            -            -      (509,012)
  Issuance of subscribed stock                  -    ($1,008,700)        -
  Acquisition of Tone Products, Inc.            -      1,038,000   4,000,000
  Issuance of stock for debt                    -            -       129,000
  Proceeds from private placement               -         20,700      20,700
                                           --------    ---------  -----------
Balance, December 31, 1996                      -        $50,000  $4,166,695
                                           ========    =========  ===========














        The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 7

                              TONE PRODUCTS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

         For the Three Months Ended December 31, 1996 and 1995 (Unaudited)

                                                   December 31,    December 31,
                                                       1996            1995
                                                   ------------      ---------
Cash flows from operating activities:
   Net income (loss)                                   $16,055        ($84,351)
   Adjustments to reconcile income (loss) to net
     cash provided by operating activities:
       Depreciation and amortization                   107,212           8,174
   Decrease (increase) in assets:
       Accounts receivable                             137,646         124,649
       Inventory                                       (69,814)            -
       Prepaid expenses                                (30,080)            -
   Increase (decrease) in liabilities:
       Line or credit payable                          (18,800)            -
       Accounts payable                                (51,242)        (63,806)
       Indebtedness to shareholders                        -             2,500
       Income taxes payable                             30,221             -
       Deferred tax liabilities                        (46,506)            -
                                                   ------------      ---------
       Cash provided by (used in)
         operating activities                           75,632         (12,834)
                                                   ------------      ---------

Cash flows provided by (used in) investing
   activities:
   Purchases of property and equipment                 (23,573)        (10,532)  ------------      ---------
   Purchase of investments                                 -            40,000
   Acquisition of subsidiary                           155,746             -
   Disposal of Gibson                                  (84,120)            -
                                                   ------------      ---------
       Cash provided by investing activities            48,053          29,468
                                                   ------------      ---------
Cash flows provided by (used in)
   financing activities:
   Principle payments of debt                          (11,941)            -
   Subscription of common stock                         20,700             -
                                                   ------------      ---------
       Cash provided by financing activities             8,759             -
                                                   ------------      ---------
Net increase in cash                                   132,444          16,634
Cash at beginning of period                             84,120          24,687
                                                   ------------      ---------
Cash at end of period                                $ 216,564        $ 41,321
                                                   ============      =========

      The accompanying notes are an integral part of the consolidated financial statements.

                                    F - 8

                              TONE PRODUCTS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

         For the Three Months Ended December 31, 1996 and 1995 (Unaudited)


               Supplemental Disclosure of Cash Flow Information

                                                   December 31,    December 31,
                                                       1996            1995
                                                   ------------      ---------

Interest                                              $ 27,476            -
Income taxes                                          $ 15,737            -




     Supplemental Schedule of Non-Cash Investing and Financing Activities


Disposal of subsidiary:
   Assets                                            $ 544,608
   Liabilities                                      ($ 119,716)
   Preferred stock retired                          ($ 750,000)

Acquisition of subsidiary:
   Assets acquired                                 $ 5,642,759
   Liabilities assumed                            ($ 1,798,505)
   Stock issued                                   ($ 4,000,000)

Conversion of debt to stock:
   Liabilities satisfied                             $ 129,000
   Stock issued                                     ($ 129,000)










      The accompanying notes are an integral part of the consolidated financial statements.

                                    F - 9

                              TONE PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ________________


1. Earnings/(Loss) per Common Share

   Primary earnings/(loss) per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the three months ended December 31, 1996, and the three months ended December 31, 1995 was 3,218,182 and 3,093,750, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.





2. Property, Plant, and Equipment


   Property, plant, and equipment consist of the following:


                                                   December 31,  September 30,
                                                       1996           1996
                                                   ------------  -------------
     Leasehold improvements                           $ 369,889            -
     Machinery and equipment                          2,861,792      $ 219,815
     Furniture and fixtures                              96,252         10,426
     Vehicles                                           288,338            -
                                                   ------------  -------------
                                                      3,616,271        230,241
     Less: accumulated depreciation                  (1,617,695)       (35,817)
                                                   ------------  -------------
                                                    $ 1,998,576      $ 194,424
                                                   ============  =============



   Depreciation expense was $80,191 and $8,174 for the three months ended December 31, 1996 and December 31, 1995, respectively.

                              TONE PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Continued


3. Income Tax

   The components of the provision for income taxes are as follows:


                                                   December 31,  December 31,
                                                       1996           1995
                                                   ------------  -------------
              Current expense:
                Federal                                $ 36,533          -
                State                                     9,425          -
                                                   ------------  -------------
                                                         45,958          -
                                                   ------------  -------------
              Deferred expense (benefit):
                Federal                                   4,688          -
                State                                       832          -
                                                   ------------  -------------
                                                          5,520          -
                                                   ------------  -------------
                                                       $ 51,478          -
                                                   ============  =============


4. Commitments and Contingencies

   The Company has operating leases for certain of its facilities. Future minimum lease payments at December 31, 1996, are as follows:


                                                                 Due to
                                                   Total    Related Parties
                                                 --------      --------
                            1997                 $200,168      $188,828
                            1998                   91,875        91,875

                                                 --------      --------
           Total future minimum lease payments   $292,043      $280,703
                                                 ========      ========


   The Company is the guarantor on a $300,000 promissory note with a bank for the benefit of the shareholders. All terms and conditions of the loan agreement are being met by the shareholders.

5. Profit-Sharing Plan

   Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the three-months ended December 31, 1996.

                              TONE PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Continued

6.  Related Party Transactions

   The Company leases from entities owned by certain of its shareholders certain operating facilities. For the three-month period ended December 31, 1996, the Company paid the entities $62,943 in rent.

7. Common Stock

   During the three-month period ended December 31, 1996, the Company raised $20,700 through a private placement.

   In addition, as part of the acquisition of Fun City, the former owner of Fun City was issued 100,000 shares of stock.

   On December 31, 1996, the majority owners of Tone received 64,500 shares of stock valued at $2 per share in satisfaction for a debt by the Company to them.

8. Acquisition and Disposal

   A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                Cash                                  $875,000
                Stock subscribed                       200,000
                                                     ---------
                                                    $1,075,000
                                                     =========

      The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the three months ended December 31, 1996 was $8,841.


      The net purchase price was allocated as follows:

                    Working capital                   $354,167
                    Plant and equipment                469,903
                    Goodwill                           442,076
                    Other liabilities                 (191,146)
                                                     ---------
                    Purchase price                  $1,075,000
                                                     =========

                              TONE PRODUCTS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  Continued

8. Acquisition and Disposal, Continued

   B. On October 15, 1996, the Company sold (in a reverse acquisition) a 70.5% interest in Minute Man of America, Inc. ("MMA") to the shareholders of Tone. The shareholders of Tone exchanged all of
      their stock in Tone for 2,000,000 common shares of MMA.   As part of
      this transaction:

      1. MMA changed its name to Tone Products, Inc.
      2. The board of directors of MMA was expanded from three to seven members. Tone has placed six members on the board and one former MMA board member will remain.
      3. Prior to the issuance of the 2,000,000 shares to the owners of Tone, the Company did a 1 for 4 reverse split of its stock reducing the number of outstanding shares by 2,320,312 shares.

         The purchase price of $4,000,000 is the fair value of the MMA stock issued to acquire the Company. This transaction has been accounted for as a purchase.

         The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the three months ended December 31, 1996 was $18,180.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Tone for the three-month period ended December 31, 1995, as if the acquisition had occurred at the beginning of 1995.

                                                     December 31,
                                                         1996
                                                     ----------
                        Net sales                    $1,649,274
                        Net earnings                    206,108

   C. On December 5, 1996, the Company, disposed of the former sole operating segment in MMA. It exchanged all of the stock of Gibson to the former owner of Gibson in exchange for 75,000 shares of preferred stock in the Company which were simultaneously retired by the Company. The sale will not have a significant effect on reported sales or earnings in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

As outlined below, the Company's overall financial condition as compared to September 30, 1996 has changed significantly due to the disposal of Gibson and the acqusition of Tone.


RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities.  Sales have increased dramatically as the
Company's business is much more viable.   Since the Company disposed of Gibson
and acquired Tone, its financial statements are not comparable. Generally sales at Tone are up more than 20% from the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's long and short term equity is good. The Company is negotiating extensions of its credit lines to finance a continuing increase in sales.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

None

Item 2. Changes in Securities

In October 1996, a Certificate of Amendment to the Articles of
Incorporation was filed with the Secretary of State of the State of Arkansas which had the effect of reverse splitting the common shares of the corporation on a one for four basis. Accordingly, for every four common shares held by a shareholder prior to the split, such shareholder holds one common share following the split. Since the split pertains to all common shares of the corporation, each holder of common shares maintained his or her overall equity position in the corporation. The split did not effect the rights and preferences of the common shares per se, but had the limited effect of reducing the total amount of common shares outstanding.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders


None


Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Not applicable

(b) Reports on Form 8-K:

(1) The Company filed a Form 8-K dated October 30, 1996, reporting on Items 1 and 2 (Acquisition of Tone)

(2) The Company filed a Form 8-K dated December 20, 1996, reporting on Item 2 (Disposal of Gibson)



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: February 19, 1997 TONE PRODUCTS, INC.

/S/ TIMOTHY EVON
Timothy Evon
Director and President