Form 10QSB
period 1997-03-31
TONE PRODUCTS INC
filed 1997-05-16
CIK 66810

                                UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                                 FORM 10-QSB


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, for the quarter ended March 31, 1997.


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

                               Yes [X]   No [ ]


The number of shares outstanding of issuer's only class of Common
Stock, $.010 par value, was 3,405,114 on March 31, 1997.

                        PART I.  FINANCIAL INFORMATION





Item 1.	Financial Statements



Introduction
------------

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



                             TONE PRODUCTS, INC.

                         CONSOLIDATED BALANCE SHEETS
                    March 31, 1997 and September 30, 1996




                                   ASSETS


                                                     March 31,
                                                       1997      September 30,
                                                    (unaudited)       1996
                                                    -----------  -------------

Current assets:

     Cash                                             $178,316      $84,120

     Accounts receivable                             1,009,677      187,948

     Due from related party                             26,270         -

     Inventory                                       1,110,979      160,488

     Prepaids                                           33,638         -

     Deferred tax asset                                  5,167         -
                                                    ----------   ----------
          Total current assets                       2,364,047      432,556

Property, net                                        1,969,571      194,424

Other assets                                              -           1,748

Goodwill                                             1,469,099         -

                                                    ----------   ----------
     Total assets                                   $5,802,717     $628,728
                                                    ==========   ==========







        The accompanying notes are an integral part of the consolidated financial statements.



                                    F - 2

                             TONE PRODUCTS, INC.
                         CONSOLIDATED BALANCE SHEETS
                    March 31, 1997 and September 30, 1996

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                     March 31,
                                                       1997      September 30,
                                                    (unaudited)       1996
                                                    -----------  -------------
Current liabilities:
     Line of credit payable                           $640,706         -
     Accounts payable                                  530,246      $52,839
     Advances from related party                          -          20,000
     Note payable, current portion                     197,859         -
     Capital lease obligation                             -           8,410
     Income taxes payable                               91,406         -
     Current deferred tax liability                       -            -
                                                      --------     --------
          Total current liabilities                  1,460,217       81,249

Notes payable long term                                 20,067         -
Capital lease obligation                                  -          38,467
Deferred tax liability                                  74,333         -
                                                      --------     --------
                                                        94,400       38,467
                                                      --------     --------
     Total liabilities                               1,554,617      119,716
                                                      --------     --------
Commitments and contingencies

Shareholders' equity:

 Convertible Series A preferred stock; $10 par
 value; 500,000 shares authorized; 0 and 75,000
 issued and outstanding at March 31,1997 and
 September 30, 1996, respectively                         -         750,000

 Common stock; $0.10 par value; 50,000,000 shares
 authorized; 3,405,114 and 3,093,750 shares
 issued and outstanding at March 31, 1997 and
 September 30, 1996, respectively                      340,511      309,375

 Capital in excess of par value                      5,290,049      917,997

 Retained earnings                                  (1,487,960)  (1,468,360)

 Stock subscription proceeds                           105,500         -
                                                     ---------     --------
     Total shareholders' equity                      4,248,100      509,012
                                                     ---------     --------
Total liabilities and shareholders' equity          $5,802,717     $628,728
                                                     =========     ========

        The accompanying notes are an integral part of the consolidated financial statements.

                                    F - 3



                             TONE PRODUCTS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Six Months Ended March 31, 1997 and 1996
                                 (Unaudited)



                                                     March 31,    March 31,
                                                       1997         1996
                                                    ----------    ---------

Sales                                               $4,202,178     $422,741

Cost of sales                                        3,016,349      445,775
                                                    ----------    ---------
   Gross profit (loss)                               1,185,829      (23,034)

Operating costs and expenses                         1,098,316       91,306
                                                    ----------    ---------
   Income (loss) from operations                        87,513     (114,340)

Other expense                                           37,417         -
                                                    ----------    ---------
Income (loss) before provision for income taxes         50,096     (114,340)

Provision for income taxes                              69,696         -
                                                    ----------    ---------
   Net (loss)                                         ($19,600)   ($114,340)
                                                    ==========    =========




Net income per common share:

   Primary                                              ($0.01)      ($0.03)

   Fully diluted                                        ($0.01)      ($0.03)







       The accompanying notes are an integral part of the consolidated financial statements.



                                    F - 4


                             TONE PRODUCTS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1997 and 1996
                                 (Unaudited)



                                                     March 31,    March 31,
                                                       1997         1996
                                                    ----------    ---------
Sales                                               $2,231,616     $249,631

Cost of sales                                        1,683,495      242,531
                                                    ----------    ---------
   Gross profit                                        548,121        7,100

Operating costs and expenses                           547,102       37,014
                                                    ----------    ---------
   Income (loss) from operations                         1,019      (29,914)

Other expense                                           19,396         -
                                                    ----------    ---------
Loss before provision for income taxes                 (18,377)     (29,914)

Provision from income taxes                             18,218         -
                                                    ----------    ---------
Net income (loss)                                     ($36,595)    ($29,914)
                                                    ==========    =========





Net income per common share:

   Primary                                              ($0.01)     ($0.01)

   Fully diluted                                        ($0.01)     ($0.01)










       The accompanying notes are an integral part of the consolidated financial statements.




                                    F - 5



                             TONE PRODUCTS, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended March 31, 1997 (Unaudited) and
                      The Year Ended September 30, 1996



                                                         Common Stock
                                                     ----------------------
                                                     Number of
                                                      Shares        Amount
                                                     ---------     --------
Balance, September 30, 1995, restated                3,093,750     $309,375

   Net loss                                               -            -

   Collection of note receivable                          -            -
                                                     ---------     --------
Balance, September 30, 1996                          3,093,750      309,375

   Net loss                                               -            -

   Reverse stock split                              (2,319,986)    (231,999)

   Disposal of Gibson Specialty Corp.                     -            -

   Issuance of subscribed stock                        566,850       56,685

   Acquisition of Tone Products, Inc.                2,000,000      200,000

   Issuance of stock for debt                           64,500        6,450

   Proceeds from private placement                        -            -
                                                     ---------     --------
Balance, March 31, 1997                              3,405,114     $340,511
                                                     =========     ========


















       The accompanying notes are an integral part of the consolidated financial statements.


                                    F - 6

                             TONE PRODUCTS, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended March 31, 1997 (Unaudited) and
                      The Year Ended September 30, 1996



                                                        Preferred Stock
                                                     ----------------------
                                                     Number of
                                                      Shares        Amount
                                                     ---------     --------

Balance, September 30, 1995, restated                   75,000     $750,000

   Net loss                                               -            -

   Collection of note receivable                          -            -
                                                     ---------     --------
Balance, September 30, 1996                             75,000      750,000

   Net loss                                               -            -

   Reverse stock split                                    -            -

   Disposal of Gibson Specialty Corp.                  (75,000)    (750,000)

   Issuance of subscribed stock                           -            -

   Acquisition of Tone Products, Inc.                     -            -

   Issuance of stock for debt                             -            -

   Proceeds from private placement                        -            -
                                                     ---------     --------
Balance, March 31, 1997                                   -            -
                                                     =========     ========

















       The accompanying notes are an integral part of the consolidated financial statements.



                                    F - 7



                             TONE PRODUCTS, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended March 31, 1997 (Unaudited) and
                      The Year Ended September 30, 1996



                                                      Capital
                                                     Excess Of    Accumulated
                                                     Par Value     (Deficit)
                                                     ---------    ----------

Balance, September 30, 1995, restated                 $862,997   ($1,013,128)

   Net loss                                               -         (455,232)

   Collection of note receivable                        55,000          -
                                                     ---------    ----------
Balance, September 30, 1996                            917,997    (1,468,360)

   Net loss                                               -          (19,600)

   Reverse stock split                                 231,999          -

   Disposal of Gibson Specialty Corp.                  240,988          -

   Issuance of subscribed stock                      1,014,515          -

   Acquisition of Tone Products, Inc.                2,762,000          -

   Issuance of stock for debt                          122,550          -

   Proceeds from private placement                        -             -
                                                     ---------   -----------
Balance, March 31, 1997                             $5,290,049   ($1,487,960)
                                                     =========   ===========










       The accompanying notes are an integral part of the consolidated financial statements.



                                    F - 8



                             TONE PRODUCTS, INC.

               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
           For the Six Months Ended March 31, 1997 (Unaudited) and
                      The Year Ended September 30, 1996



                                           Related
                                            Party
                                             Note        Stock
                                          Receivable   Subscribed     Total
                                          ----------   ----------   ---------

Balance, September 30, 1995, restated     ($175,000)         -       $734,244

   Net loss                                    -             -       (455,232)

   Collection of note receivable            175,000          -        230,000
                                          ----------   ----------   ---------
Balance, September 30, 1996                    -             -        509,012

   Net loss                                    -             -        (19,600)

   Reverse stock split                         -             -           -

   Disposal of Gibson Specialty Corp.          -             -       (509,012)

   Issuance of subscribed stock                -      (1,071,200)        -

   Acquisition of Tone Products, Inc.          -       1,038,000         -

   Issuance of stock for debt                  -             -        129,000

   Proceeds from private placement             -         138,700         -
                                          ----------   ----------   ---------
Balance, March 31, 1997                        -        $105,500   $4,248,100
                                          ==========   ==========   =========










       The accompanying notes are an integral part of the consolidated financial statements.


                                    F - 9

                             TONE PRODUCTS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Six Months Ended March 31, 1997 and 1996 (Unaudited)


                                                   March 31,      March 31,
                                                      1997           1996
                                                   ---------     ----------
Cash flows from operating activities:
   Net loss                                        ($19,600)     ($114,340)
   Adjustments to reconcile loss to net cash
    provided by operating activities:
      Depreciation and amortization                 212,977         14,578
   Decrease (increase) in assets:
      Accounts receivable                           (96,525)        65,946
      Inventory                                       2,198          5,115
      Prepaid expenses                              (26,953)          -
      Deferred tax asset                                (63)          -
      Other assets                                     -            12,682
   Increase (decrease) in liabilities:
      Line of credit payable                         29,779           -
      Accounts payable                             (167,238)       (43,972)
      Indebtedness to shareholders                     -             2,200
      Income taxes payable                           36,595           -
      Deferred tax liabilities                        6,451           -
                                                   --------       --------
   Cash used in operating activities                (22,379)       (57,791)

Cash flows provided by (used in)
    investing activities:
   Purchases of property and equipment              (73,301)       (10,532)
   Purchase (decrease) in investments                  -            48,283
   Acquisition of Tone                              155,746           -
   Disposal of Gibson                               (84,120)          -
                                                   --------       --------
   Cash provided by (used in)
    investing activities                             (1,675)        37,751

Cash flows provided by (used in)
    financing activities:
   Principal payments of debt                       (20,450)          -
   Proceeds from private placement                  138,700           -
                                                   --------       --------
   Cash provided by financing activities            118,250           -
                                                   --------       --------
Net increase (decrease) in cash                      94,196        (20,040)

Cash at beginning of period                          84,120         24,687
                                                   --------       --------
Cash at end of period                              $178,316         $4,647
                                                   ========       ========



       The accompanying notes are an integral part of the consolidated financial statements.


                                    F - 10



                             TONE PRODUCTS, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
         For the Six Months Ended March 31, 1997 and 1996 (Unaudited)







               Supplemental Disclosure of Cash Flow Information


                                                   March 31,      March 31,
                                                      1997           1996
                                                   ---------     ----------

Interest                                            $44,434             -

Income taxes                                        $15,737             -



               Supplemental Schedule of Non-Cash Investing and
                             Financing Activities


Disposal of subsidiary:
   Assets                                          $544,608
   Liabilities                                    ($119,716)
   Preferred stock retired                        ($750,000)

Acquisition of subsidiary:
   Assets acquired                               $5,642,759
   Liabilities assumed                          ($1,798,505)
   Stock issued                                 ($4,000,000)

Conversion of debt to stock:
   Liabilities satisfied                           $129,000
   Stock issued                                   ($129,000)










       The accompanying notes are an integral part of the consolidated financial statements.



                             Tone Produces Inc.
                       Notes to Financial Statements

1.  Loss per Common Share

Primary loss per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the six months ended March 31, 1997, and the six months ended March 31, 1996 was $3,249,432 and $3,093,750, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.  Property, Plant, and Equipment


Property, plant, and equipment consist of the following:

                                                  March 31,   September 30,
                                                    1997          1996
                                                  ---------    -----------

               Leasehold improvements              $375,745           -
               Machinery and equipment            2,906,561       $219,815
               Furniture and fixtures                99,216         10,426
               Vehicles                             288,338           -
                                                  ---------    -----------
                                                   3,669,860       230,241
               Less: accumulated depreciation     (1,700,289)      (35,817)
                                                   ---------    -----------
                                                  $1,969,571      $194,424
                                                   =========    ==========

Depreciation expense was $158,924 and $11,025 for the six months ended March 31, 1997 and 1996, respectively.

3. Income Tax

The components of the provision for income taxes are as follows:

                                                   March 31,      March 31,
                                                     1997           1996
                                                  ---------    -----------
                      Current expense:
                         Federal                    $50,713           -
                         State                       12,469           -
                                                    -------       --------
                                                     63,182           -

                      Deferred expense:
                         Federal                      5,302           -
                         State                        1,212           -
                                                    -------       --------
                                                      6,514           -
                                                    -------       --------
                                                    $69,696           -
                                                    =======       ========

The income tax provision exceeds the income from operations due to permanent differences between financial and tax reporting as a result of the non-deductibility of certain items related to the acquisition of Fun City Popcorn, Inc. ("Fun City") and Tone.

4.  Commitments and Contingencies

The Company has operating leases for certain of its facilities. Future minimum lease payments at March 31, 1997, are as follows:

                                                               Due to
                                                   Total   Related Parties
                                                 --------  ---------------
                            1997                 $133,466      $125,886
                            1998                   91,875        91,875
                                                  -------       -------
      Total future minimum lease payments        $225,321      $217,761
                                                  =======       =======


The Company is the guarantor on a $300,000 promissory note with a bank for the benefit of the shareholders. All terms and conditions of the loan agreement are being met by the shareholders.


5.  Profit-Sharing Plan

Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management.
 No employer contribution was made for the six months ended March 31, 1997.

6.  Related Party Transactions

The Company leases from entities owned by certain of its shareholders certain operating facilities. For the six-month period ended March 31, 1997, the Company paid the entities $132,930 in rent.

7.  Common Stock

During the six-month period ended March 31, 1997, the Company raised $138,700 through a private placement.

In addition, as part of the acquisition of Fun City, the former owner of Fun City was issued 100,000 shares of stock.

On December 31, 1996, the majority owners of Tone received 64,500 shares of stock valued at $2 per share in satisfaction for a debt by the Company to them.

8.  Acquisition and Disposal

  A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                    Cash                        $875,000
                    Stock subscribed             200,000
                                                 -------
                                              $1,075,000
                                               =========

The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill is to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the six months ended March 31, 1997 was $17,683.

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

The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date.
The excess value of the Company's stock over and above the value of the net assets of $1,090,890, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the six months ended March 31, 1997 was $36,360.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Tone for the six-month period ended March 31, 1996, as if the acquisition had occurred at the beginning of 1995.

						March 31,
                                                  1996
                                                ---------
			Net sales		$3,353,743
                        Net earnings               (49,742)

   C. On December 5, 1996, the Company, disposed of the former sole operating segment in MMA. It exchanged all of the stock of Gibson to the former owner of Gibson in exchange for 75,000 shares of preferred stock in the Company which were simultaneously retired by the Company. The sale will not have a significant effect on reported sales or earnings in the future.

9.  Subsequent Event

Elimination of the Accumulated Deficit in Shareholders' Equity

On April 1, 1997, the Company eliminated the accumulated deficit amount on its balance sheet through a readjustment also known as a "quasi reorganization" in accordance with the state law of Arkansas. Capital in excess of par value was used to eliminate in its entirety the then current accumulated deficit of $1,487,960 on the balance sheet under stockholders' equity. Retained earnings shown on the balance sheet in the future will reflect earnings beginning April 1, 1997. The accumulated deficit that was eliminated as of April 1, 1997, it its entirety represented results from discontinued operations of the Company.



                             TONE PRODUCTS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                              ________________



                             TONE PRODUCTS, INC.

             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
         For the Six Months Ended March 31, 1997 (Unaudited) and
                    The Year Ended September 30, 1996



                                                      Pro Forma
                                              ------------------------
                                              Capital
                                             Excess of       Accumulated
                                             Par Value         Deficit
                                             ---------       -----------

Balance, September 30, 1995, restated         $862,997      ($1,013,128)

   Net loss                                       -            (455,232)

   Collection of note receivable                55,000             -
                                               -------        ---------
Balance, September 30, 1996                    917,997       (1,468,360)

   Net loss                                       -                -

   Reverse stock split                         231,999          (19,600)

   Disposal of Gibson Specialty Corp.          240,988             -

   Issuance of subscribed stock              1,014,515             -

   Acquisition of Tone Products, Inc.        2,762,000             -

   Issuance of stock for debt                  122,550             -

   Proceeds from private placement                -                -

   Corporate recapitalization note          (1,487,960)       1,487,960
                                             ---------        ---------
Balance, March 31, 1997                     $3,802,089             -
                                             =========        =========



        The accompanying notes are an integral part of the consolidated financial statements.


                                    F - 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                                   OVERVIEW

As outlined below, the Company's overall financial condition as compared to September 30, 1996 has changed significantly due to the disposal of Gibson and the acquisition of Tone and as a result, these financial statements are not comparable.

Tone Products, Inc. was founded in 1947 and has evolved over the years from a single market, single product manufacturer to a multi-product manufacturer with national and international distribution. At the Company's Illinois facility they manufacture beverage and juice concentrates, frozen cocktail bases and drink mixes, barbecue and steak sauces, flavored syrups and marinades and dressings. From their Nevada facility the Company distributes cookies and other snack items as well as a line of flavored popcorn items that they manufacture.

                            RESULTS OF OPERATIONS

                                   Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities. Sales have increased dramatically as the
Company's business is much more viable.   Since the Company disposed of
Gibson and acquired Tone, its financial statements are not comparable. Generally sales at Tone are up more than 20% from the prior year. Tone's sales are traditionally higher in the summer and fall months due to their product mix and the more seasonal usage of the barbecue sauces, flavored syrups, and some of the drink mixes.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's long and short term equity is good. The Company has negotiated extensions and expansion of its credit lines to finance a continuing increase in sales.

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


        None


Item 5. Other Information

        Not applicable

Item 6. Exhibits and Reports on Form 8-K.

       (a) Exhibits

           Not applicable

       (b) Reports on Form 8-K:

           (1)The Company filed a Form 8-K dated October 30, 1996, reporting on Items 1 and 2 (Acquisition of Tone)

           (2) The Company filed a Form 8-K dated December 20, 1996, reporting on Item 2 (Disposal of Gibson)


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 15, 1997  TONE PRODUCTS, INC.

/S/ TIMOTHY EVON
    Timothy Evon
    Director and President