Form 10QSB
period 1997-06-30
TONE PRODUCTS INC
filed 1997-08-13
CIK 66810

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934, for the quarter ended June 30, 1997.


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

                                 Yes [X] No [ ]

        The number of shares outstanding of issuer's only class of Common
             Stock, $.010 par value, was 3,695,112 on June 30, 1997.

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

                               TONE PRODUCTS, INC
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 1997 AND SEPTEMBER 30, 1996


                                                     JUNE 30,  SEPTEMBER 30,
                                                       1997       1996
                                                    ----------  ----------
CURRENT ASSETS
          Cash                                         132,729      84,120
          Accounts Receivable                        1,179,679     187,948
          Due from Related party                        24,470          --
          Inventory                                  1,231,502     160,488
          Prepaids                                      16,576          --
          Deferred Tax Asset                             5,230          --
                                                    ----------  ----------
                  Total Current Assets               2,590,186     432,556

          Property, Net                              1,438,348     194,424
          Other Assets                                      --       1,748
          Goodwill                                     405,727          --
                                                    ----------  ----------
                  Total Assets                       4,434,261     628,728

CURRENT LIABILITIES
          Line of Credit Payable                       295,706          --
          Accounts Payable                             542,818      52,839
          Advances from Related Parties                     --      20,000
          Note Payable Current Portion                 217,477          --
          Capital Lease obligation                          --       8,410
          Income Taxes Payable                         123,658          --
          Accrued expenses                             114,861          --
          Accrued Property Taxes                        77,625          --
          Current Deferred Tax Liabilities              83,169          --
                                                    ----------  ----------
                  Total current Liabilities          1,455,314      81,249
Notes Payable Long Term                                      --          --
Capital Lease Obligation                                    --      38,467
Deferred Tax Liabilities                                20,555          --
                                                    ----------  ----------
                  Total long term Liabilities           20,555      38,467
                                                    ----------  ----------
                  TOTAL LIABILITIES                  1,475,869     119,716

Commitments and contingencies
Shareholders equity
          Convertible Series A Preferred                    --     750,000
          Common Stock 3,695,112 @ $0.10 par value     369,511     309,375
          Capital in excess of par value             2,300,764     917,997
          Retained Earnings                            288,117  (1,468,360)
                  Total Shareholders Equity          2,958,392     509,012
                                                    ----------  ----------
                  Total Liabilities and
                     shareholders equity             4,434,261     628,728

                               TONE PRODUCTS, INC
                      CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE NINE MONTHS ENDED JUNE 30, 1997, 1996

                                           JUNE 30,     JUNE 30,
                                             1997         1996
                                          ----------   ----------
Net Sales                                  7,300,781      730,491
Cost of Sales                              4,925,702      692,706
                                          ----------   ----------
          Gross Profit  (Loss)             2,375,079       37,785
Operating Costs and Expense                1,898,056      122,494
          Income (Loss) from Operations      477,023      (84,709)

Other Expense                                (19,028)          --
Income (Loss) before Provision for taxes     496,051      (84,709)

Provision for income taxes                   149,000           --
                                          ----------   ----------
          Net (Loss)                         347,051      (84,709)

Net income per common share:
          Primary                               0.09        (0.03)

          Fully diluted                         0.09        (0.03)

                               TONE PRODUCTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1997, 1996

                                           JUNE 30,      JUNE 30,
                                             1997         1996
                                          ----------   ----------
Net Sales                                  3,098,603      307,750
Cost of Sales                              2,027,361      246,931
                                          ----------   ----------
          Gross Profit  (Loss)             1,071,242       60,819
Operating Costs and Expense                  621,798       31,189
          Income (Loss) from Operations      449,444       29,630

Other Expense                                 (4,349)          --
Income (Loss) before Provision for taxes     453,793       29,630

Provision for income taxes                   134,900           --
                                          ----------   ----------
          Net (Loss)                         318,893       29,630

Net income per common share:
          Primary                               0.09         0.01

          Fully diluted                         0.09         0.01

                               TONE PRODUCTS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND


                                                            1997        1996
                                                          ---------   ---------
Cash flows from operating activities
      Net  income                                         $ 347,051   $  59,077
      Adjustments to reconcile income (loss) to net cash
          provided by operating activities:
                Depreciation and amortization               207,759     175,766
      Decrease (increase) in assets:
                Accounts receivable                        (240,347)   (382,936)
                Inventory                                  (118,325)   (228,271)
                Prepaid expenses                             (9,891)     16,601
                Deferred tax asset                               --        (317)
                Other assets                                (25,515)         --
      Increase (decrease) in liabilities:
                Line of credit payable                     (315,221)    610,927
                Accounts payable                           (117,892)     53,330
                Advances to shareholders                         --     (26,913)
                Income taxes payable                         95,434     (36,154)
                Deferred tax liabilities                     35,842     (78,657)
                                                          ---------   ---------
                Cash provided by operating activities      (141,105)    162,453
                                                          ---------   ---------
Cash flows provided by (used in) investing activities:
      Purchases of property and equipment                  (153,813)    (92,549)
      Acquisition of subsidiary                                  --    (770,254)
                                                          ---------   ---------
                Cash (used in) investing activities        (153,813)   (862,803)
                                                          ---------   ---------
Cash flows provided by (used in) financing activities:
      Principle payments of debt                            (53,384)   (271,756)
      Proceeds from notes payable                            32,585     221,441
      Subscription of common stock                          292,700     788,000
                                                          ---------   ---------
                Cash provided by financing activities       271,901     737,685
                                                          ---------   ---------
Net increase (decrease) in cash                             (23,017)     37,335
Cash at beginning of period                                 155,746     118,411
                                                          =========   =========
Cash at end of period                                     $ 132,729   $ 155,746
                                                          =========   =========

                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED JUNE 30, 1997



                Supplemental Disclosure of Cash Flow Information
                                                                             1997
                                                                             ----
Interest                                                              $    74,746
Income taxes                                                          $    17,724


      Supplemental Schedule of Non-Cash Investing and Financing Activities

Disposal of subsidiary:
                Asets                                                 $   544,608
                Liabilities                                           $  (119,716)
                Preferred stock retired                               $   750,000

Acquisition of subsidiary
                Assets acquired                                         5,642,759
                Liabilities incurred                                    1,798,505
                Stock subscription proceeds                             4,000,000

Conversion of debt to stock:
                Liabilities satisfied                                     129,000
                Stock issued                                              129,000

Tone Produces Inc.
Notes to Financial Statements

1.  Net Income per Common Share

Primary net income per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the nine months ended June 30, 1997, and the nine months ended June 30, 1996 was $3,695,112 and $3,093,750, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.  Property, Plant, and Equipment


Property, plant, and equipment consist of the following:


                                                     June 30,    September 30,
                                                       1997           1996
                                                    -----------   -----------
Leasehold improvements                              $   395,623            --
Machinery and equipment                               2,359,863   $   219,815
Furniture and fixtures                                  101,410        10,426
Vehicles                                                294,273            --
                                                    -----------   -----------
                                                      3,151,169       230,241
  Less accumulated depreciation                      (1,712,821)      (35,817)
                                                    -----------   -----------
                                                    $ 1,438,348   $   194,424
                                                    ===========   ===========

Depreciation expense was $207,769 and $16,537 for the nine months ended June 30, 1997 and 1996, respectively.

3. Income Tax

The components of the provision for income taxes are as follows:


                               June 30,            June 30,
                                 1997                1996
                               --------            --------
Current expense:
   Federal                     $103,738               --
   State                         20,555               --
                               --------            --------
                                124,293               --

Deferred expense:
   Federal                        19,920               --
   State                           4,787               --
                                --------            --------
                                  24,707               --
                                --------            --------
                                $149,000               --
                                ========            ========


4.  Commitments and Contingencies

The Company has operating leases for certain of its facilities. Future minimum lease payments at June 30, 1997, are as follows:


                                                                     Due to
                                                    Total        Related Parties
                                                   --------      ---------------
                               1997               $ 74,625               $ 74,625
                               1998                298,500                298,500
                                                  --------               --------
Total future minimum lease payments               $373,125               $373,125
                                                  ========               ========


The Company is the guarantor on a $300,000 promissory note with a bank for the benefit of the shareholders. All terms and conditions of the loan agreement are being met by the shareholders.


5.  Profit-Sharing Plan

Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the nine months ended June 30, 1997.

6.  Related Party Transactions

The Company leases from entities owned by certain of its shareholders certain operating facilities. For the nine-month period ended June 30, 1997, the Company paid the entities $225,622 in rent.

7.  Common Stock

During the nine-month period ended June 30, 1997, the Company raised $292,700 through a private placement.

In addition, as part of the acquisition of Fun City, the former owner of Fun City was issued 100,000 shares of stock.

On December 31, 1996, the majority owners of Tone received 64,500 shares of stock valued at $2 per share in satisfaction for a debt by the Company to them.

8.  Acquisition and Disposal

         A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                    Cash                           $875,000
                    Stock subscribed                200,000
                                                 ----------
                                                 $1,075,000
                                                 ==========

The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill is to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the nine months ended June 30, 1997 was $24,559.

The net purchase price was allocated as follows:


                      Working capital       $354,167
                      Plant and equipment    469,903
                      Goodwill               442,076
                      Other liabilities     (191,146)
                                          ----------
                      Purchase price      $1,075,000
                                          ==========


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

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Tone for the nine-month period ended June 30, 1996, as if the acquisition had occurred at the beginning of 1995.


                                                   June 30,
                                                       1996
                                                  ---------
                  Net sale                       $8,031,272
                  Net earnings                      262,342


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


Date: August 11, 1997  TONE PRODUCTS, INC.

/s/  TIMOTHY EVON
------------------------------
Timothy Evon
Director and President