Form 10KSB
period 1997-09-30
TONE PRODUCTS INC
filed 1997-12-24
CIK 66810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the fiscal  year ended  September  30,  1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the  transition  period from  __________  to  ___________________

Commission File No. 0-4289


                               TONE PRODUCTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           Arkansas                                         71-0390957
---------------------------------                      ----------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)


2129 North 15th Street
Melrose Park, Illinois                                           60160
----------------------------------------                       ---------
(Address of principal executive offices)                      (Zip Code)



Issuer's telephone number:  (708) 681-3660

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           $.10 Par Value Common Stock
                                (Title of Class)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                     Yes   X     No
                                         -----       -----

     As of November 30, 1997, 3,692,102 shares of the Registrant's $.10 par value Common Stock were outstanding. As of November 30, 1997, the market value of the Registrant's $.10 par value Common Stock, excluding shares held by affiliates, was $1,394,561 based upon a closing bid price of $1.125 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     The registrant's revenues for its most recent fiscal year were $9,939,635.

     The following documents are incorporated by reference into Part III, Items 9 through 12 hereof: None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


     Except for the historical information contained herein, the matters set forth in this Report include forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially. These risks and uncertainties are detailed throughout this Report and will be further discussed from time to time in the Company's periodic reports filed with the Commission. The forward-looking statements included in this Report speak only as of the date hereof.

Business

     The Company manufactures, distributes and markets under its own proprietary brand names, as well as under private labels developed for others, a line of specialty beverages, snack foods and condiments. The Company's product lines include fruit and other drink concentrates; juices and juice blends; bar mixes and cocktail bases; snow cone syrups; pancake, waffle, corn and molasses syrups; barbeque and steak sauces, marinades and dressings; popcorn, cookies, nuts and other snack foods.

     The Company's proprietary products are marketed under a number of its own brand names including "Bonnie", "Hi-Tone", "Evons", "Rainbo-Rich" and "Players' Choice." As indicated, the Company also manufactures products for its customers under private label brand names designated by the customers, and also enters into copacking arrangements with other manufacturers for some of its products and acts solely as a distributor for other products.

     The Company's customers include large domestic grocery store chains (such as Aldi's, and Von's), domestic mass merchandisers (such as Sams Club, and Market Day), large retail food service distributors (such as Marriott, Sysco, and Alliant), brand name soft drink bottling companies and federal, state and local government agencies including school districts, colleges and prisons.

     The Company manufactures its own products and its private label products in a 72,000 square foot manufacturing and distribution facility in Melrose Park, Illinois, and a 17,000 square foot manufacturing and distribution facility in Las Vegas, Nevada. See "Item 2". These products are marketed through the Company's own marketing staff consisting of six individuals. Marketing efforts include direct sales calls, attendance at trade shows, advertisements in trade journals, and the use of food brokers and sales representatives.

     The Company's business strategy is to increase revenues by adding additional regional and national distributors, expanding its private label and contract packing operations, increasing its production of certain food specialty products including barbeque sauces and marinades and instituting a direct store delivery system ("DSD") at the Company's Fun City Popcorn unit in Las Vegas, Nevada. The Company believes that existing revenues may be increased without a pro rata increase in fixed expenses, thereby generating economies of scale (primarily in manufacturing operations) which will create higher levels of earnings as a percentage of total revenues.

History

     Tone Products, Inc., an Illinois corporation ("TPI") was organized in March, 1947 to manufacture and market concentrated beverage syrups. In May 1996 TPI was acquired by Minute Man of America, Inc., an Arkansas corporation ("MMA") in a reverse merger transaction. Under the terms of the reverse merger transaction, MMA reverse split its stock on the basis of one share for each four shares outstanding (resulting in 773,752 shares outstanding) and initially issued an additional 2,275,000 shares to acquire all of the outstanding shares of TPI. As a result, the management and principal stockholders of TPI became the management and principal stockholders of the Company. In connection with the reverse merger transaction, MMA also sold 478,850 shares of its Common Stock at $2.00 per share in a private placement of its securities ("Private Placement").

     In May, 1996, the Company acquired Fun City Popcorn, Inc. ("FCP") for $875,000 in cash generated from the sale of securities under the Private Placement and the issuance of 100,000 shares of the Company's Common Stock.

Competition

     The speciality beverage, snack food and condiments industries are highly competitive, and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with the Company. Specialty beverage competitors include Nedlog, Damon and Pride Beverages; snack food competitors include Frito-Lay, Snak-King and Granny Goose; and condiment competitors include Redwing and Brooks. Most of the Company's competitors are larger than the Company and have superior financial, marketing and management resources, and brand name recognition, than the Company. Competitive factors in these specialty foods industries include price, product quality and product flavor. The Company believes its products compete favorably against similar specialty food products.

Government Regulation

     The Company is subject to various federal, state and local regulations relating to cleanliness, maintenance of food production equipment, food storage and food handling, and the Company is subject to unannounced on-site inspections of its food production facilities. As a manufacturer and distributor of foods, the Company is subject to regulation by the U.S. Food and Drug Administration ("FDA"), state food and health boards, and local health boards in connection with the manufacturing, handling, storage, transportation, labeling and processing of food products. Future changes in the regulations may adversely impact the Company by raising the cost to manufacture and deliver the Company's products and/or by affecting the perceived healthfulness of the Company's products. A failure to comply with one or more regulatory requirements could interrupt the Company's operations and result in a variety of sanctions, including fines and the withdrawal of the Company's products from store shelves. The Company holds all material licenses and permits required to conduct its operations.

     The Company is also subject to federal and state laws establishing minimum wages and regulating overtime and working conditions. Since some of the Company's personnel are paid at rates not far above federal or state minimum wage levels, future increases in federal or state minimum wage levels may result in increases in the Company's labor costs.

Trade Names and Trademarks

     The Company has registered a number of its proprietary brand names as trademarks or trade names in Illinois or with the United States Patent office, including "Bonnie", "Rainbo-Rich", and "Players' Choice". There can be no assurance that the Company's trademarks or trade names will not be copied or challenged by others.

Employees


     At November 30, 1997, the Company employed 45 individuals including its four executive officers, 11 administrative and clerical employees and 30 factory and warehouse employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases 72,000 square feet of office, warehouse and manufacturing space in Melrose Park, Illinois on a one year lease expiring September 30, 1998 at a monthly rental of $33,235 or $5.54 per square foot. The Company also leases 16,802 square feet of office and warehouse space in Las Vegas, Nevada on a one year lease expiring May 31, 1998 at a monthly rental of $8,544 or $6.10 per square foot. The Company leases its Melrose Park, Illinois facility from three of its executive officers and directors and its Las Vegas, Nevada facility from one of the directors. The Company believes that the terms of both such facilities leases are fair, reasonable, and consistent with the terms of leases which could be obtained from unaffiliated parties. The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

     The Company's Common Stock is traded over-the-counter on the Electronic Bulletin Board ("EBB") under the symbol "TNPD".

     The following table sets forth for the quarters indicated the range of high and low bid prices of the Company's Common Stock on the EBB.

                                                        Bid Price
                                                -------------------------
By Quarter Ended:                                High                Low
-----------------                                ----                ---

September 30, 1997..........................    $1.69               $1.12
June 30, 1997...............................    $1.50               $1.25
March 31, 1997..............................    $2.00               $1.50
December 31, 1996 ..........................    $0.60               $0.75

September 30, 1996 .........................    $0.75               $0.44
June 30, 1996...............................    $0.75               $0.44
March 31, 1996 .............................    $0.75               $0.44
December 1995 ..............................    $0.75               $0.44

     As of November 30, 1997, the Company had approximately 600 beneficial holders of its Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

     The Company is authorized to issue 50,000,000 shares of $.10 par value Common Stock. At November 30, 1997, there were 3,692,102 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to any prior rights of holders of Preferred Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and non-assessable.

Preferred Stock

     The Company is authorized to issue 500,000 shares of Preferred Stock, $10.00 par value, none of which are outstanding. The Preferred Stock may, without action by the stockholders of the Company, be issued by the Board of Directors from time to time in one or more series for such consideration and with such relative rights, privileges and preferences as the Board may determine. Accordingly, the Board has the power to fix the dividend rate and to establish the provisions, if any, relating to voting rights, redemption rate, sinking fund, liquidation preferences and conversion rights for any series of preferred stock issued in the future.

     It is not possible at this time to state the actual effect of any authorization of Preferred Stock upon the rights of holders of Common Stock until the Board determines the specific rights of the holders of any series of preferred stock. The Board's authority to issue Preferred Stock also provides a convenient vehicle in connection with possible acquisitions and other corporate purposes, but could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock. Accordingly, the issuance of Preferred Stock may be used as an "anti-takeover" device without further action on the part of the stockholders of the Company, and may adversely affect the holders of the Common Stock.

Stock Transfer and Warrant Agent

     Security Transfer Corporation is the stock transfer agent for the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------

General

     The Company was acquired by MMA in a reverse merger in October 1996, and subsequently changed its fiscal year end to September 30 from December 31. As a result of the reverse merger and subsequent fiscal year end change, the comparative financial statements included in this report are insufficient to gain an understanding of the Company's business and business trends. Therefore management has included an unaudited statement for the 12 months ended September 30, 1996 in order to help identify the key financial elements of the Company's operations.

                               Tone Products, Inc.
                      Consolidated Statements of Operations
                    For the Year Ended September 30, 1997 and
                        the Year Ended September 30, 1996

                                                       Company       Unaudited
                                                        1997           1996
                                                     -----------    -----------

Net sales                                            $ 9,939,635    $ 7,315,379
Cost of sales                                          6,744,958      5,321,114
                                                     -----------    -----------
Gross profit                                           3,194,677      1,994,265
Operating costs and expenses                           2,552,672      1,842,382
                                                     -----------    -----------
Income from operations                                   642,005        151,883
                                                     -----------    -----------
Other income (expense):
         Interest expense                                (89,547)       (86,653)
         Other income                                      8,770          2,139
                                                     -----------    -----------
                                                         (80,777)       (84,514)
                                                     -----------    -----------

Income before provision for income taxes                 561,228         67,369
Provision for income taxes                               257,073         75,250
                                                     -----------    -----------
Net income                                           $   304,155    ($    7,881)
                                                     ===========    ===========

Net income per common share, share equivalent
primary                                              $      0.08    ($     0.00)
                                                     ===========    ===========

Net income per common share, share equivalent
fully diluted                                        $      0.08    ($     0.00)
                                                     ===========    ===========


Results of Operations-September 30, 1997 Compared to September 30, 1996

     The Company had gross revenues of $9,939,635 for the twelve months ended September 30, 1997, with net income of $304,155 for the same period. Gross revenues increased by $2,624,256 during the period, which represents an increase of 36% from 1996 gross revenues. The revenue increase is comprised largely of the following (i) a full year of Fun City Popcorn sales in 1997 versus six months of sales in 1996, which amounted to $1,100,000, (ii) a $650,000 increase in juice sales, and (iii) a $500,000 increase in sauce sales.

     Gross margins as a percent of sales increased by 4.88% to 32.14% during fiscal 1997. This increase in gross margin is largely due to economies of scale in the manufacturing process, primarily related to direct labor costs. Net income increased by $312,036 or 3% of gross sales due to the revenue increases and economies of scale.

Liquidity and Capital Resources

     The Company has access to traditional lines of credit and term financing and has in each of the past three years increased its lines of credit in order to keep pace with growth. The Company had not made any material commitments for capital expenditures as of September 30, 1997 and believes it has sufficient cash resources to meet its needs in calendar 1998.

Seasonality

     A significant percentage of the Company's business is seasonal. The sale of beverage syrups, fruit juice concentrates and barbeque sauces are greater during warm weather. The holiday season, Thanksgiving through the New Year, helps to offset this seasonality to some degree. Management has established lines of credit to offset cash shortages during slow periods and has also instituted policies and practices to manage cash flow.

Trends

     The Company expects the supply of raw materials in the three largest purchase categories to remain stable, if not increase. Liquid sweeteners, juice concentrates and packaging materials are expected to remain in adequate supply through fiscal 1998. The Company's purchasing power with suppliers continues to grow, and cost of sales should not be adversely effected by raw material purchasing calender 1998.

     The Company has begun an effort to sell its branded products and private label packaging services in a five state region surrounding the Chicago metropolitan area. This sales effort is targeting regional and national food service and food distribution companies, as well as large institutional and private label companies. The Company is employing its existing sales force in this effort and expects additional expenses related to sales to be relatively small. If additional sales require the purchase of dispensing equipment, the Company has ample borrowing capacity to handle such capital requirements.

     The potential addition of direct store delivery at the Company's Fun City Popcorn division may be an opportunity to increase sales in Las Vegas by up to $750,000 per year. First year sales will depend upon the timely completion of the proposed purchase of existing sales routes from a retiring vendor. The cost of the routes and additional delivery equipment is still being negotiated. The total cost of adding the business would be largely goodwill amortized over 15 years and is not expected to significantly effect the expense portion of the Company's income statement. The management of direct store delivery routes is often difficult. For instance, truck inventories must be closely maintained and delivery route drivers must be managed to promote sales. Although there may be difficulties in assimilating this business, the Company believes it has the necessary management and staff in place.

     The Company has brought "in house" the servicing of Chicago area dispensing equipment which the Company provides to purchasers of its beverage products. Previously service of this equipment was purchased from an outside contractor. The Company believes that the additional quality of service gained by tighter controls in this area will provide significant returns in customer satisfaction without increasing service expense as a percentage of sales.

     This Form 10-KSB specifies the forward looking statements of management. Forward looking statements are statements that estimate or anticipate the happening of future events. The forward looking statement of management specified in this Form 10-KSB have been compiled on the basis of assumptions made by management and considered to be reasonable. Future operating results of the Company, however, are impossible to predict and not representation regarding future operating results of the Company is to be inferred from those forward looking statements. The assumptions used for purposes of the forward looking statements specified in this Form 10-KSB represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislature, industry, and other circumstances. As a result, the developing and selecting assumptions from and among reasonable alternatives require the exercise of judgement to the extent that the assumed events do not occur. The outcome may vary substantially from that projected, and accordingly, no opinion is expressed regarding the achievability of particular forward looking results. In addition, those forward looking statements have been compiled as of the date of this Form 10-KSB and should be evaluated with consideration of any changes occurring after the date of this Form 10- KSB.

ITEM 7.  FINANCIAL STATEMENTS

     The financial information required by this item is found beginning on page F-1.

                               Tone Products, Inc.
                        Consolidated Financial Statements

                      As of September 30, 1997 and 1996 and
                    For the Year Ended September 30, 1997 and
                           The Nine Months Ended 1996

                               Tone Products, Inc.
                   Index to Consolidated Financial Statements

--------------------------------------------------------------------------------


Report of Independent Auditors . . . . . . . . . . . . . . . . .     1

Financial Statements of Tone Products, Inc.:

     Consolidated Balance Sheets, September 30, 1997 and 1996. .     2

     Consolidated Statements of Operations for the
      Year Ended September 30, 1997 and the
       Nine Months Ended September 30, 1996. . . . . . . . . . .     4

     Consolidated Statements of Shareholders' Equity for the
      Year Ended September 30, 1997 and the
       Nine Months Ended September 30, 1996. . . . . . . . . . .     5

     Consolidated Statements of Cash Flows for the
      Year Ended September 30, 1997 and the
       Nine Months Ended September 30, 1996  . . . . . . . . . .     6

Notes to Consolidated Financial Statements . . . . . . . . . . .     8

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Board of Directors
Tone Products, Inc.


We have audited the accompanying consolidated balance sheet of Tone Products, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for year ended September 30, 1997 and nine months ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tone Products, Inc. and its subsidiaries as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for the year ended September 30, 1997 and the nine months ended September 30, 1996 in conformity with generally accepted accounting principles.



Kelly & Company
Newport Beach, California
December 5, 1997

                               Tone Products, Inc.
                            Consolidated Balance Sheets

                          September 30, 1997 and 1996
--------------------------------------------------------------------------------
                                     ASSETS
                                                                     Predecessor
                                                      Company          Entity
                                                    ----------        ----------
                                                       1997             1996
                                                    ----------        ----------
Current assets:
     Cash and equivalents                           $  349,617        $  155,746
     Accounts receivable                               957,117           939,332
     Inventory                                       1,050,056         1,113,177
     Prepaid expenses                                   11,481             6,685
     Deferred tax asset                                 18,108             5,230
                                                    ----------        ----------

          Total current assets                       2,386,379         2,220,170

Property and equipment, net                          1,460,863         1,464,724
Other assets                                             4,090              --
Goodwill                                               396,886           432,252
                                                    ----------        ----------

          Total assets                              $4,248,218        $4,117,146
                                                    ==========        ==========










                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                              Tone Products, Inc.
                          Consolidated Balance Sheets

                          September 30, 1997 and 1996
--------------------------------------------------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                     Predecessor
                                                    Company            Entity
                                                 -----------        ------------
                                                     1997               1996
                                                 -----------        -----------
Current liabilities:
     Line of credit payable                      $   200,000        $   610,927
     Accounts payable                                569,764            853,196
     Notes payable, current portion                   75,197            224,007
     Income taxes payable                            254,791             28,224
                                                 -----------        -----------

          Total liabilities                        1,099,752          1,716,354
Notes payable, long term                             140,192             14,269
Deferred tax liability                                92,778             67,882
                                                 -----------        -----------

          Total liabilities                        1,332,722          1,798,505
                                                 -----------        -----------
Commitments and contingencies

Shareholders' equity:
     Convertible  Series  A  preferred  stock;
          $10 par  value; 500,000 shares
          authorized; none issued and
          outstanding at September 30, 1997             --                 --
     Common stock; $0.10 par value;
          50,000,000 shares authorized;
          3,692,102 and 3,048,752 shares
          issued and outstanding
          at September 30, 1997 and 1996,            369,211            304,876
           respectively
     Paid-in capital                               1,012,057           (204,308)
     Stock subscription proceeds                        --              988,000
     Retained earnings                             1,534,228          1,230,073
                                                 -----------        -----------

          Total shareholders' equity               2,915,496          2,318,641
                                                 -----------        -----------

          Total liabilities and
           shareholders' equity                  $ 4,248,218        $ 4,117,146
                                                 ===========        ===========






                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                              Tone Products, Inc.
                     Consolidated Statements of Operations

                   For the Year Ended September 30, 1997 and
                    The Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------

                                                                    Predecessor
                                                     Company           Entity
                                                   -----------      ------------
                                                      1997              1996
                                                   -----------      -----------
Net sales                                          $ 9,939,635      $ 6,245,918
Cost of sales                                        6,744,958        4,607,858
                                                   -----------      -----------

     Gross profit                                    3,194,677        1,638,060
Operating costs and expenses                         2,552,672        1,443,336
                                                   -----------      -----------

Income from operations                                 642,005          194,724
                                                   -----------      -----------
Other income (expense):
     Interest expense                                  (89,547)         (62,536)
     Other income                                        8,770            2,139
                                                   -----------      -----------

                                                       (80,777)         (60,397)
                                                   -----------      -----------

Income before provision for income taxes               561,228          134,327
Provision for income taxes                             257,073           75,250
                                                   -----------      -----------

Net income                                         $   304,155      $    59,077
                                                   ===========      ===========



Net income per common share,
     share equivalent primary                      $      0.08      $      0.02
                                                   ===========      ===========

Net income per common share,
     share equivalent fully diluted                $      0.08      $      0.02
                                                   ===========      ===========












                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                                                             Tone Products, Inc.
                                               Consolidated Statements of Shareholders' Equity

                                                   For the Year Ended September 30, 1997 and
                                                    The Nine Months Ended September 30, 1996
------------------------------------------------------------------------------------------------------------------------------------


                                                                Tone Products, Inc.                Tone Products, Inc.
                                                          (An Illinois Corporation)             (An Arkansas Corporation)
                                                          ------------------------   -----------------------------------------------
                                                            Common        Common       Preferred  Preferred     Common     Common
                                                            Shares         Stock         Shares     Stock        Shares     Stock
                                                            ------         -----         ------     -----        ------     -----

Balance, December 31, 1995,
   previously reported                                         600         $ 60,000         --        --             --        --
   Shares outstanding prior to reorganization                 --               --           --        --        3,093,750  $309,375
   One for four reverse stock split prior                     --               --
         to reorganization                                    --               --           --        --       (2,319,998) (231,999)
   Shares issued in the acquisition of
         Tone Products, Inc. (an Illinois
         corporation) by the Company                          (600)         (60,000)        --        --        2,275,000   227,500
                                                            ------          -------       -----     -----       ---------   -------
Balance, December 31, 1995, as restated                       --               --           --        --        3,048,752   304,876
   Distribution of a building to the
      Tone Products, Inc.  (an Illinois
      Corporation) shareholders                               --               --           --        --             --         --
   Shares subscribed                                          --               --           --        --             --         --
   Net income                                                 --               --           --        --             --         --
                                                            ------          -------       -----     -----       ---------   -------
Balance, September 30, 1996                                   --               --           --        --        3,048,752   304,876
   Shares issued in payment for debt                          --               --           --        --           64,500     6,450
   Shares subscribed                                          --               --           --        --             --         --
   Issuance of subscribed shares                              --               --           --        --          578,850    57,885
   Net income                                                 --               --           --        --             --         --
                                                            ------          -------       -----     -----       ---------   --------
Balance, September 30, 1997                                   --               --           --        --        3,692,102   $369,211
                                                            ======          =======       =====     =====       =========   ========



                                                                             Stock
                                                          Paid-in         Subscription       Retained
                                                          Capital          Proceeds          Earnings            Total
                                                         ---------         --------         --------            -----

Balance, December 31, 1995,
   previously reported                                   $  50,127              --          $1,170,996       $ 1,281,123
   Shares outstanding prior to reorganization             (309,375)             --                --                --
   One for four reverse stock split prior
         to reorganization                                 231,999              --                --                --
   Shares issued in the acquisition of
         Tone Products, Inc. (an Illinois
         corporation) by the Company                      (117,500)          (50,000)             --                --
                                                       -----------        ----------        ----------       -----------
Balance, December 31, 1995, as restated                   (144,749)          (50,000)        1,170,996         1,281,123
   Distribution of a building to the
      Tone Products, Inc.  (an Illinois
      Corporation) shareholders                            (59,559)             --                --             (59,559)
   Shares subscribed                                          --           1,038,000              --           1,038,000
   Net income                                                 --                --              59,077            59,077
                                                       -----------        ----------        ----------       -----------
Balance, September 30, 1996                               (204,308)          988,000         1,230,073         2,318,641
   Shares issued in payment for debt                       122,550              --                --             129,000
   Shares subscribed                                          --             163,700              --             163,700
   Issuance of subscribed shares                         1,093,815        (1,151,700)             --                --
   Net income                                                 --                --             304,155           304,155
                                                       -----------        ----------        ----------       -----------
Balance, September 30, 1997                            $ 1,012,057              --          $1,534,228       $ 2,915,496
                                                       ===========        ==========        ==========       ===========




                                               The accompanying notes are an integral part
                                                 of the consolidated financial statements.

                                                                    F-5

                              Tone Products, Inc.
                     Consolidated Statements of Cash Flows

                   For the Year Ended September 30, 1997 and
                    The Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------

                                                                Predecessor
                                                   Company        Entity
                                                 -----------    -----------
                                                     1997           1996
                                                 -----------    -----------

Cash flows from operating activities:
    Net  income                                  $   304,155    $    59,077
  Adjustments to reconcile income
   (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                    288,386        175,766
  Decrease (increase) in assets:
    Accounts receivable                              (17,785)      (382,936)
    Inventory                                         63,121       (228,271)
    Prepaid expenses                                  (4,796)        16,601
    Deferred tax asset                               (12,878)          (317)
    Other assets                                      (4,090)          --
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses           (154,432)        53,330
    Advances to shareholders                            --          (26,913)
    Income taxes payable                             226,567        (36,154)
    Deferred tax liabilities                          24,896        (78,657)
                                                 -----------    -----------

    Cash provided by (used in) operating
     activities                                      713,144       (448,474)
                                                 -----------    -----------
Cash flows used in investing activities:
  Purchases of property and equipment               (195,270)       (92,549)
  Acquisition of Fun City Popcorn, Inc.                 --         (770,254)
                                                 -----------    -----------
    Cash used in investing activities               (195,270)      (862,803)
                                                 -----------    -----------
Cash flows provided by (used in)
 financing activities:
  Net (reductions on) proceeds from
   line of credit                                   (410,927)       610,927
  Repayment of notes payable                        (250,235)      (271,756)
  Proceeds from notes payable                        173,459        221,441
  Subscription of common stock                       163,700        788,000
                                                 -----------    -----------
    Cash provided by (used in)
     financing activities                           (324,003)     1,348,612
                                                 -----------    -----------
Net increase in cash                                 193,871         37,335
Cash at beginning of period                          155,746        118,411
                                                 -----------    -----------

Cash at end of period                            $   349,617    $   155,746
                                                 ===========    ===========

                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                              Tone Products, Inc.
                     Consolidated Statements of Cash Flows

                   For the Year Ended September 30, 1997 and
                    The Nine Months Ended September 30, 1996
--------------------------------------------------------------------------------

                Supplemental Disclosure of Cash Flow Information

                                                                    Predecessor
                                                     Company           Entity
                                                   -----------      -----------
                                                       1997             1996
                                                   -----------      -----------
    Interest                                       $    89,547      $    64,983
    Income taxes                                         5,610           33,064



Supplemental Schedule of Non-Cash Investing and Financing Activities

Distribution of building to shareholder
    Equity distributed                                    --        $    59,559
    Liability satisfied                                   --            625,000
    Net book value of asset distributed                   --           (684,559)


Acquisition of Fun City Popcorn, Inc.
 (non-cash portion):
    Assets acquired                                       --            300,000
    Liabilities incurred                                  --            (50,000)
    Subscribed shares                                     --           (250,000)

Acquisition of equipment
    Assets acquired                                $    53,889             --
    Liabilities incurred                               (53,889)            --

Satisfaction of debt through issuance
  of stock
    Liabilities satisfied                              129,000             --
    Shares issued                                     (129,000)            --

Issuance of subscribed stock
    Reduction of subscribed stock                    1,151,700             --
    Shares issued                                   (1,151,700)            --


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                               Tone Products, Inc.
                   Notes to Consolidated Financial Statements


1.   Summary of Significant Accounting Policies
--   ------------------------------------------


     Basis of Presentation

     The consolidated financial statements include the accounts of Tone Products, Inc. and subsidiaries, Fun City Popcorn, Inc. (a Nevada corporation) and Tone Products, Inc. (an Illinois corporation) (the "Company"). All significant intercompany transactions have been eliminated. Prior to October 15, 1996, the Company was named Minute Man of America, Inc.

     Operations

     The Company is engaged in the purchase, manufacture, and wholesale distribution of food products in the beverage, snack, syrup, condiments, and sauce categories.

     Business Combination

     On October 15, 1996, the Company acquired, in a reverse merger transaction, Minute Man of America, Inc. The effective purchase price was 773,752 shares of the Company's common stock, and the transaction was treated as a purchase. Minute Man of America, Inc. had no operations, assets, or liabilities at the acquisition date. No goodwill has been recorded as a result of this transaction.

     Recognition of Revenue

     Revenues are recognized when the Company's products are shipped.

     Cash and Equivalents

     The Company classifies all highly liquid investments with maturities of three months or less as cash equivalents.

     Inventory

     Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company regularly monitors inventory for excess or obsolete items and makes any valuation corrections when such adjustments are needed.

Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies, Continued
--   -----------------------------------------------------


     Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. Expenditures for normal maintenance and repairs are charged to income, and significant improvements are capitalized. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and resulting profit or loss is reflected in the statement of operations.

                                               Estimated Useful
                                                     Life
                                                --------------

            Leasehold improvements                    39 years
            Machinery and equipment                    7 years
            Furniture and fixtures                 5 - 7 years
            Vehicles                               5 - 7 years

     Goodwill

     Goodwill is the excess of the cost of net assets acquired in business combinations over their fair value. It is amortized over fifteen years utilizing the straight-line method. The Company evaluates goodwill for impairment at least annually. In completing this evaluation, the Company compares its best estimate of future cash flows, excluding interest cost, with the carrying value of goodwill. The Company determined that there was no impairment at September 30, 1997 and 1996. Amortization expense for the year and the nine months ended September 30, 1997 and 1996 was $35,366 and $9,824, respectively.

     Income Taxes

     The Company accounts for deferred income taxes using the liability method. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability. The Company files a consolidated federal income tax return and reports results from operations on a unitary basis for state income tax purposes.

Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------


1. Summary of Significant Accounting Policies, Continued
--------------------------------------------------------

     Stock Split

     All common shares and per share amounts have been adjusted to give retroactive effect, where applicable, to a one for four reverse stock split that occurred during 1997.

     Disclosures About Fair Value of Financial Investments

     The Company accounts for the value of financial instruments using the fair value method.

     Advertising Costs

     Advertising costs are expensed as they are incurred. Advertising expense was $61,401 and $32,594 for the year ended September 30, 1997 and the nine months ended September 30, 1996, respectively.

     Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  Accounts Receivable
--  --------------------

     Accounts receivable consists of the following:

                                                      1997              1996
                                                    --------          --------

       Trade accounts receivable                    $935,347          $909,332
       Due from a related party                       21,770            30,000
                                                    --------          --------
     Total accounts receivable                      $957,117          $939,332
                                                    ========          ========


     During the year ended September 30, 1997 and the nine months ended September 30, 1996, respectively, the Company charged to operations $12,254 and $46,364, in uncollectible accounts receivable.

Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------


3.  Inventory
--  ---------

     Inventory consists of the following:

                                                     1997              1996
                                                  ----------        ----------

       Raw materials                              $  602,252        $  782,623
       Finished goods                                447,804           330,554
                                                  ----------        ----------
     Total inventory                              $1,050,056        $1,113,177
                                                  ==========        ==========

4.  Property and Equipment
--  ----------------------

     Property and equipment consist of the following:

                                                   1997               1996
                                                 ----------        ----------
       Leasehold improvements                    $  402,011        $  369,890
       Machinery and equipment                    2,432,422         2,261,941
       Furniture and fixtures                       101,410            95,178
       Vehicles                                     311,789           271,464
                                                 ----------        ----------
                                                  3,247,632         2,998,473
       Less: accumulated depreciation            (1,786,769)       (1,533,749)
                                                 ----------        ----------
     Total property and equipment                $1,460,863        $1,464,724
                                                 ==========        ==========

     Depreciation expense for the year and nine months ended September 30, 1997 and 1996, was $253,020 and $165,942, respectively.


5.  Bank Line of Credit
--  -------------------

     The Company has operating lines of credit with a bank as follows:

     Line  of  credit  with a  maximum  amount  of
     $800,000  available,  secured by the  Company
     and three  officers  of the  Company  who are
     also its largest shareholders.  The bank line
     of credit has an interest  rate of bank prime
     (8.50% at September 30, 1997), due in January
     1998.                                                  --         $610,927

Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------


5.  Bank Line of Credit, Continued
--  ------------------------------

     Line  of  credit  with a  maximum  amount  of
     $200,000  available,   secured  by  Fun  City
     Popcorn,  Inc.'s assets and guaranteed by the
     Company and three officers of the Company who
     are also its largest  shareholders.  The bank
     line of credit has an  interest  rate of bank
     prime (8.50% at September 30,  1997),  due in
     February 1998.                                      $200,000          --
                                                         --------      --------

                                                         $200,000      $610,927
                                                         ========      ========

6.  Notes Payable
--  -------------

     Notes payable consist of the following:

                                                            1997         1996
                                                            ----         ----

     Note  payable  to  a  bank,  secured  by  the
     Company's   assets,    payable   in   monthly
     principal installments of $3,690 plus accrued
     interest,  due in  April  2001.  Interest  is
     calculated  at the  bank's  prime  rate  plus
     three-quarters of a point (8.50% at September
     30, 1997).                                           $158,697     $199,289


     Notes payable  consisting  of eight  separate
     promissory   notes  are  secured  by  Company
     vehicles.  The notes payable call for monthly
     installments  of  principal  and  interest of
     $3,847 for terms  which do not  exceed  three
     years.  At September 30, 1997, the promissory
     notes bear  interest  rates between 1.95% and
     10.50%                                                 56,692       38,987
                                                          --------     --------
     Total notes payable                                   215,389      238,276
           Less: current maturities                        (75,197)    (224,007)
                                                          --------     --------
     Long term portion of notes payable                   $140,192     $ 14,269
                                                          ========     ========



                                      F-12
Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

6.  Notes Payable, Continued
--  ------------------------

     Maturities of notes payable for the years ending September 30:

           1998                                             $75,197
           1999                                              58,334
           2000                                              51,894
           2001                                              29,964
           2002 and thereafter                                 --


7.  Deferred Income Taxes
--  ---------------------

     The components of the provision for income taxes are as follows:

                                                        1997           1996

       Current tax expense:
           Federal                                    $215,079        $48,292
           State                                        49,332         12,656
                                                      --------        -------
                                                       264,411         60,948
                                                      --------        -------
       Deferred tax expense (benefit):
           Federal                                      (8,380)        11,775
           State                                         1,042          2,527
                                                      --------        -------
                                                        (7,338)        14,302
                                                      --------        -------
       Total provision                                $257,073        $75,250
                                                      ========        =======

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 1997 and 1996, are as follows:

       Deferred income tax asset:
           State taxes                                 $21,816         $ 8,584
           Other                                           987             986
                                                       -------         -------
       Total deferred income tax asset                  22,803           9,570
       Valuation allowance                                 --              --
                                                       -------         -------
           Total deferred income tax assets             22,803           9,570
                                                       -------         -------

       Deferred income tax liability:
           Depreciation                                 78,117          72,222
                                                       -------         -------
       Total deferred income tax liability              78,117          72,222
                                                       -------         -------
       Net deferred income tax liability               $55,314         $62,652
                                                       =======         =======

Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------


7.  Deferred Income Taxes, Continued
--  --------------------------------


     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

       Tax expense at U.S. statutory rate           34.0%           34.0%
       State tax provision                           5.9             7.5
       Non-deductible expenses                       6.2            10.8
       Other                                         (.3)            3.8
                                                    ----            ----
       Effective income tax rate                    45.8%           56.1%
                                                    ====            ====

8.  Commitments
--  -----------

     The Company has operating leases for certain of its facilities. The operating leases are with entities owned by officers of the Company who are also its three largest shareholders. The leases are annual in nature and have been renewed in the past. It is management's belief that the leases will continue to be renewed into the foreseeable future. Future minimum lease payments at September 30, 1997, are as follows:

                                                                    Due to
                                                        Total   Related Parties
                                                      --------  ---------------

           1998                                       $390,132      $375,012
           1999                                           --            --
                                                      --------      --------
     Total future minimum lease payments              $390,132      $375,012
                                                      ========      ========


     Rental expense resulting from operating lease agreements was $364,828 and $172,012 for the year ended September 30, 1997 and the nine months ended September 30, 1996, respectively.

     The Company is a guarantor on a $300,000 promissory note with a bank for the benefit of the Company's three largest shareholders. All terms and conditions of the loan agreement are being met by the shareholders.

9.  Concentration of Credit Risk
--  ----------------------------

     The Company sells products to private companies, certain governmental entities, and public institutions primarily with a 300-mile radius of each of their two locations. Credit is extended based on an evaluation of the customer's financial condition. Exposure to losses on accounts receivable is principally dependant on each customer's financial condition. The Company monitors its exposure for credit losses and writes off accounts receivable that it deems are not collectible.

Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

9.  Concentration of Credit Risk, Continued
--  ---------------------------------------

     The Company maintains its cash in bank deposit accounts which exceed federally insured limits by $240,341 and $55,746 at September 30, 1997 and 1996, respectively; however, the Company has not experienced any losses in such accounts.

10.  Disclosures about Fair Values of Financial Instruments
---  ------------------------------------------------------

     The estimated fair value amounts of all financial instruments, both on and off the Company's balance sheet, have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

     Cash and equivalents, accounts receivable, inventory, prepaids, accounts payable, line of credit payable, current portion of notes payable, and certain other current liability amounts are reported in the balance sheet at approximate fair value due to the short term maturities of these instruments.

     The fair value of the notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates.

11.  Profit-Sharing Plan
---  -------------------

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the year ended September 30, 1997 and the nine months ended September 30, 1996.

12.  Related Party Transactions
---  --------------------------

     The Company leases from entities owned by its three largest shareholders certain operating facilities. For the year ended September 30, 1997 and the nine months ended September 30, 1996, respectively, the Company paid the entities $325,530 and $161,849 in rent.

Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

12.  Related Party Transactions, Continued
---  -------------------------------------

     On February 2, 1996, the predecessor company made an election and adopted a corporate reorganization and disposed of certain assets and the related liability to the Company's shareholders. This transaction resulted in no gain or loss to the predecessor company and resulted in a distribution from shareholders' equity of $59,559 to its shareholders.

     During the year ended September 30, 1997 and the nine months ended September 30, 1996, respectively, the Company had sales of $0 and $39,316, respectively, to a related entity. Included in accounts receivable at September 30, 1997 and 1996, was $21,770 and $30,000, respectively, due from this entity.

13.  Common Stock
---  ------------


     Transactions Prior to the One for Four Reverse Stock Split

          Stock Subscription
          ------------------

          During the nine months ended September 30, 1996, the Company raised $838,000 through a private placement. The 419,000 shares involved in the stock subscription were not issued until subsequent to September 30, 1996. The shares involved were post stock split shares.

          Acquisition of Fun City Popcorn, Inc.
          -------------------------------------

          As part of the acquisition price of Fun City Popcorn, Inc., its former owner, who is now on the Company's Board of Directors, received 100,000 shares at $2.00 per share value. The shares involved were post stock split shares.

     Stock Split

     In October 1996, concurrent with a business combination, the Company's shareholders approved a one for four reverse stock split of the Company's common stock. Accordingly, $231,999 was transferred from common stock to paid in capital representing the par value of the shares canceled in the reverse split.

Continued

                              Tone Products, Inc.
             Notes to Consolidated Financial Statements, Continued

--------------------------------------------------------------------------------

13.  Common Stock, Continued
---  -----------------------

     Transactions Subsequent to the One for Four Reverse Stock Split

          Acquisition of Tone
          -------------------

          On October 15, 1996, the Company sold ( in a reverse acquisition) a 70.5% interest in Minute Man of America, Inc. ("MMA") to the shareholders of TPI. The shareholders of TPI exchanged all of their stock in TPI for 2,275,000 common shares of MMA. As part of this transaction:
               1.   MMA changed its name to Tone Products, Inc.
               2. The board of directors of MMA was expanded from three to seven members. Tone has placed six members on the board and one former MMA board member will remain.

          Common Stock Issued in Exchange for Debt
          ----------------------------------------

               In 1997 the Company issued 64,500 shares of common stock in payment of debt of $129,000.

          Issuance of Subscribed Stock
          ----------------------------

               In 1997 the Company issued 578,850 shares of stock that had been subscribed during a private placement.

14.  Earnings per Common Share
---  -------------------------

     The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The primary and fully diluted weighted average common and common equivalent shares, as applicable, outstanding during the year ended September 30, 1997 was 3,677,082 and was used in calculating the earnings per share for the year and nine months ended September 30, 1997 and 1996 respectively.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------

     On October 3, 1996, the Audit Committee of the Board of Directors of Minute Man of America, Inc. ("MMA") approved the dismissal of Samson, Robbins &
Associates, P.L.L.C., ("SRA"), Dallas, Texas, independent auditors and the retention of Kelly & Company, Newport Beach, California, as MMA's new principal independent auditors. The change was implemented due to budgetary considerations.

     Neither of SRA's reports on MMA's financial statements for the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of MMA's financial statements for each of the two fiscal years ended September 30, 1995 and September 30, 1994, and in the subsequent interim period, there were no disagreements with SRA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which if not resolved to the satisfaction of SRA would have cause SRA to make reference to the matter in their report.

     SRA furnished a letter to the Commission confirming the above information with the exception of an explanatory paragraph included in its January 4, 1996 Report regarding the consolidated financial statements of MMA.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:

                                                                                        Officer or
       Name                   Age                      Office                        Director Since(1)
       ----                   ---                      ------                        -----------------
Timothy E. Evon               43                 President, Chief Executive            October, 1996
                                                 Officer, and Director

Michael W. Evon               37                 Vice-President - Sales and            October, 1996
                                                 Marketing, and Director

Thomas J. Evon                42                 Vice-President - Special              November, 1996
                                                 Accounts, and Director

William H. Hamen              37                 Secretary, Treasurer, and Chief
                                                 Financial Officer                     November, 1996

Jack T. Cory                  56                 Director                              October, 1996

Charles A. Ehemann            45                 Director                              October, 1996

Edward R. Jancauskas          56                 Director                              November, 1997



(1) Reflects the date TPI was acquired by the Company. Messrs. Evon, Evon and Evon had been directors of TPI, the Company's predecessor, from September 1978.

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Directors not employed by the Company do not receive fees for attending Board of Directors' meetings but are reimbursed for out-of-pocket expenses, and each is granted stock options to purchase 25,000 shares of the Company's Common Stock after one year of service. Timothy E. Evon, Michael W. Evon and Thomas J. Evon are brothers.

Background

     The following is a summary of the business experience of each executive officer and director of the Company for at least the last five years:

     Timothy E. Evon has been President of TPI, and subsequently the Company, since 1989 and is responsible for the Company's overall operations, with emphasis upon management of production facilities and sauce operations.

     Michael W. Evon has been a Vice-President of TPI, and subsequently the Company, since 1989 and its National Sales Manager since 1993.

     Thomas J. Evon has been an executive officer of TPI, and subsequently the Company, since 1989 with principal responsibility for marketing the Company's products primarily to government agencies, including school districts, colleges and prisons.

     William H. Hamen has been the Company's controller since 1996 and was named its Secretary, Treasurer and Chief Financial Officer in November 1997 with principal responsibility for accounting and related functions. Previously, Mr. Hamen was an independent systems consultant and a computer network engineer since 1992.

     Jack T. Cory founded Fun Foods, a California based popcorn and snack foods manufacturer in 1967 and sold the company in 1982. In 1985 he founded and subsequently managed Fun City Popcorn, Inc. ("FCP") until he sold FCP to the Company in May 1996.

     Charles  A.  Ehemann  has  been  employed  by  Wixon/Fontarome,   a  spice,
seasoning, flavors, and food chemicals manufacturer since 1974 and has acted as its Executive Vice President since 1991.

     Edward R. Jancauskas has been employed by Coca-Cola Bottling Company of Chicago since 1968 and has been its Director of Immediate Consumption since 1988. He is an elected trustee of Mokena, Illinois. Mr. Jancauskas earned a Bachelor's Degree in Management form of St. Joseph Calumet College.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer for the years ended September 30, 1996 and 1997. Timothy E. Evon, Michael W. Evon and Thomas J. Evon currently receive annual salaries of $92,300 each.



                                         Summary Compensation Table

                                                    Annual                               Long-Term
                                                 Compensation                          Compensation
                                                 ------------                          ------------
     Name and                                                          Other Annual       Awards         All Other
Principal Position                Year        Salary        Bonus      Compensation       Options      Compensation
------------------                ----        ------        -----      ------------       -------      ------------
Timothy E. Evon,                  1996        $69,923      $10,000          $0              $0              $0
Chief Executive Officer
                                  1997        $92,300          500           0               0               0

Stock Option Plan

     In November 1997, the Company adopted its 1997 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to 350,000 shares of Common Stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company.

     The Plan is administered by the Board of Directors, which determines those individuals who shall receive options, the time period during which the options may be partially or fully exercised, vesting periods required for issuance of options, the number of shares of Common Stock that may be purchased under each option and the option price.

     The per share exercise price of the Common Stock subject to an incentive stock option may not be less than the fair market value of the Common Stock on the date the option is granted. The per share exercise price of the Common Stock subject to a non-qualified option is established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of the Common Stock that any employee may purchase in any calendar year pursuant to the exercise of incentive stock options may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to him, more than 10% of the total combined voting power of all classes of stock of the Company is eligible to receive any incentive stock options under the Plan unless the option price is at least 110% of the fair market value of the Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to these limitations.

     No incentive stock option may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option will be exercisable only by him or her. In the event of termination of employment other than by death or disability, the optionee will have three months after such termination during which he or she can exercise the option. Upon termination of employment of an optionee by reason of death or permanent total disability, his or her option remains exercisable for 12 months thereafter to the extent it was exercisable on the date of such termination. No similar limitation applies to non-qualified options.

     Options under the Plan must be granted within ten years from the effective date of the Plan. The incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant except that incentive stock options issued to 10% or greater stockholders are limited to five year terms. All options granted under the Plan provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than his original shares. Any unexercised options that expire or that terminate upon an optionee ceasing to be an officer, director or an employee of the Company become available once again for issuance.

     As of the date of this Report, options to purchase 235,000 shares have been granted under the Plan, of which 200,000 options have been issued to the Company's executive officers and directors. All options are exercisable at $1.75 per share until November 2007, and none of such options have been exercised.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information as of November 30, 1997 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group.

     Except as otherwise noted, the persons named in the table own the shares beneficially and of record and have sole voting and investment power with respect to all shares of Common Stock shown as owned by them, subject to community property laws, where applicable. Each stockholder's address is in care of the Company at 2129 North 15th Street, Melrose Park, Illinois 60160. The table also reflects all shares of Common Stock which may be acquired within 60 days from the date hereof upon exercise of stock options or common stock purchase warrants.

                                        Number of
                                        Shares of
                                         Common
                                       Stock Owned                   Percent of
                                        of Record                   Common Stock
       Name                        and Beneficially(1)                 Owned
       ----                        -------------------                 -----

Timothy E. Evon                           738,166                       18.8%
Michael W. Evon                           738,166                       18.8%
Thomas J. Evon                            738,166                       18.8%
Jack T. Cory                              125,000                        3.1%
Charles A. Ehemann                         12,500                        0.3%
Edward R. Jancauskas                        1,000                          0%
Cede & Co.                                703,384                       17.9%
All officers and directors              2,377,998                       60.5%
as a group (7 persons)
----------

(1)  Includes Stock Options exercisable within 60 days from the date hereof.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The Company believes that the transactions described below were fair, reasonable and consistent with the terms of transactions which the Company could have entered into with nonaffiliated third parties. All future transactions with affiliates will be approved by a majority of the Company's disinterested directors.

     The Company leases office, warehouse and factory space in Melrose Park, Illinois and Las Vegas, Nevada from certain of its executive officers and directors. See "Item 2 - Description of Property."

     In December 1997 the Company agreed to purchase from Tone Juices, Inc., ("TJ") an affiliated company owned by Timothy E. Evon, Thomas J. Evon, and Michael W. Evon, the trade name "Balboa Bay" which was owned by TJ, but used by the Company as the brand name for fruit juices sold by the Company to certain Coca-Cola bottlers. The purchase price of $300,000 will be paid by the Company's assumption of a promissory note in like amount payable to a commercial bank and executed by Timothy E. Evon, Thomas J. Evon, and Michael W. Evon. Management of the Company believes that it was in the Company's best interest to acquire the trade name in order for the Company to continue sales of its fruit juice products under the "Balboa Bay" label to the Coca- Cola bottlers.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Exhibits: None
     b. Reports on Exhibit 8K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Melrose Park, Illinois, on December 24, 1997.

                                               TONE PRODUCTS, INC.



                                               By /s/ Timothy E. Evon
                                                  ------------------------------
                                                      Timothy E. Evon
                                                         President

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Report has been signed below by the following persons on the dates indicated.



       Signature                        Title                                      Date
       ---------                        -----                                      ----

 /s/ Timothy E. Evon            President Chief Executive Officer,         December 24, 1997
---------------------------     and Director
Timothy E. Evon


 /s/ Michael W. Evon            Vice-President - Sales and                 December 24, 1997
---------------------------     Marketing, and Director
Michael W. Evon


 /s/ Thomas J. Evon             Vice-President - Special Accounts          December 24, 1997
---------------------------     and Director
Thomas J. Evon


 /s/ William H. Hamen           Secretary, Treasurer and Chief             December 24, 1997
---------------------------     Financial Officer (Principal
William H. Hamen                Accounting Officer)


 /s/ Jack T. Cory               Director                                   December 24, 1997
---------------------------
Jack T. Cory


 /s/ Charles A. Ehemann         Director                                   December 24, 1997
---------------------------
Charles A. Ehemann


 /s/ Edward R Jancauskas        Director                                   December 24, 1997
---------------------------
Edward R. Jancauskas