Form 10QSB
period 1997-12-31
TONE PRODUCTS INC
filed 1998-02-17
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
              ACT OF 1934, for the quarter ended December 31, 1997.

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

                               Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,692,102 on January 31, 1998.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements



Introduction

The consolidated financial statements have been prepared by Tone Products, Inc. ("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 1997. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                               TONE PRODUCTS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   UNAUDITED
                        Dec. 31, 1997 and Dec. 31, 1996

                                                        Dec. 31,       Dec. 31,
Current Assets                                           1997           1996
                                                      ----------     ----------
   Cash                                                  227,226        216,564
   Accounts Receivable                                 1,025,280        777,916
   Due from Related party                                 19,070         23,770
   Inventory                                             873,565      1,182,991
   Prepaids                                               16,317         36,765
   Deferred Tax Asset                                     18,108          5,230
                                                      ----------     ----------
      Total Current Assets                             2,179,566      2,243,236

   Property, Net                                       1,490,622      1,998,576
   Other Assets                                             --             --
   Goodwill                                              388,044      1,496,119
                                                      ----------     ----------
      Total Assets                                     4,058,231      5,737,931

Current Liabilities
   Line of Credit Payable                                200,000        620,927
   Accounts Payable                                      292,540        592,127
   Advances from related Parties                            --             --
   Note Payable Current Portion                          195,344        226,335
   Capital Lease obligation                                 --             --
   Income Taxes Payable                                  113,670         58,445
   Accrued expenses                                      151,376           --
   Accrued Property Taxes                                 71,644           --
   Current Deferred Tax Liabilities                         --            2,026
                                                      ----------     ----------
      Total current Liabilities                        1,024,574      1,499,860

Notes Payable Long Term                                     --             --
Capital Lease Obligation                                    --             --
Deferred Tax Liabilities                                  92,778         71,376
                                                      ----------     ----------
      Total long term Liabilities                         92,778         71,376
                                                      ----------     ----------
      Total Liabilities                                1,117,352      1,571,236

Commitments and contingencies

Shareholders equity
   Convertible Series A Preferred                           --             --
   Common Stock 3,695,221 @ $0.10 par value              369,211        334,261
   Capital in excess of par value                      1,012,057      5,233,799
   Stock Subscription Proceeds                              --           50,000
   Retained Earnings                                   1,559,612     (1,451,365)
      Total Shareholders Equity                        2,940,880      4,166,695
                                                      ----------     ----------
      Total Liabilities and
       shareholders equity                             4,058,231      5,737,931



                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED
           For the Three Months Ended Dec. 31, 1997 and Dec. 31, 1996

                                                       Dec. 31,        Dec. 31,
                                                         1997            1996
                                                      ----------      ----------
Net Sales                                              2,292,685       1,970,562
Cost of Sales                                          1,617,250       1,332,854
                                                      ----------      ----------
   Gross Profit (Loss)                                   675,435         637,708

Operating Costs and Expense                              641,738         551,214
   Income (Loss) from Operations                          33,697          86,494

Other Expense                                             (2,565)         18,021
Income (Loss) before Provision for taxes                  36,262          68,473

Provision for Income taxes                                10,879          51,478
                                                      ----------      ----------
   Net (Loss)                                             25,384          16,995

Net income per common share:
   Primary                                                  0.01            0.01

   Fully diluted                                            0.01            0.01




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                                                             Tone Products, Inc.
                                               Consolidated Statements of Shareholders' Equity

                                                   For the Year Ended September 30, 1997 and
                                                   The Three Months Ended December 31, 1997
------------------------------------------------------------------------------------------------------------------------------------


                                                                Tone Products, Inc.                Tone Products, Inc.
                                                          (An Illinois Corporation)             (An Arkansas Corporation)
                                                          ------------------------   -----------------------------------------------
                                                            Common        Common       Preferred  Preferred     Common     Common
                                                            Shares         Stock         Shares     Stock        Shares     Stock
                                                            ------         -----         ------     -----        ------     -----

Balance, December 31, 1995,
   previously reported                                         600         $ 60,000         --        --             --        --
   Shares outstanding prior to reorganization                 --               --           --        --        3,093,750  $309,375
   One for four reverse stock split prior
         to reorganization                                    --               --           --        --       (2,319,998) (231,999)
   Shares issued in the acquisition of
         Tone Products, Inc. (an Illinois
         corporation) by the Company                          (600)         (60,000)        --        --        2,275,000   227,500
                                                            ------          -------       -----     -----     -----------   -------
Balance, December 31, 1995, as restated                       --               --           --        --        3,048,752   304,876
   Distribution of a building to the
      Tone Products, Inc.  (an Illinois
      Corporation) shareholders                               --               --           --        --             --         --
   Shares subscribed                                          --               --           --        --             --         --
   Net income                                                 --               --           --        --             --         --
                                                            ------          -------       -----     -----     -----------   -------
Balance, September 30, 1996                                   --               --           --        --        3,048,752   304,876
   Shares issued in payment for debt                          --               --           --        --           64,500     6,450
   Shares subscribed                                          --               --           --        --             --         --
   Issuance of subscribed shares                              --               --           --        --          578,850    57,885
   Net income                                                 --               --           --        --             --         --
                                                            ------          -------       -----     -----     -----------   --------
Balance, September 30, 1997                                   --               --           --        --        3,692,102    369,211
   Net income                                                 --               --           --        --             --         --
                                                            ------          -------       -----     -----     -----------   --------
Balance, December 31, 1997                                    --               --           --        --      $ 3,692,102   $369,211
                                                            ======          =======       =====     =====     ===========   ========



                                                                             Stock
                                                          Paid-in         Subscription       Retained
                                                          Capital          Proceeds          Earnings            Total
                                                         ---------         --------         --------            -------

Balance, December 31, 1995,
   previously reported                                   $  50,127              --          $1,170,996       $ 1,281,123
   Shares outstanding prior to reorganization             (309,375)             --                --                --
   One for four reverse stock split prior
         to reorganization                                 231,999              --                --                --
   Shares issued in the acquisition of
         Tone Products, Inc. (an Illinois
         corporation) by the Company                      (117,500)          (50,000)             --                --
                                                       -----------        ----------        ----------       -----------
Balance, December 31, 1995, as restated                   (144,749)          (50,000)        1,170,996         1,281,123
   Distribution of a building to the
      Tone Products, Inc.  (an Illinois
      Corporation) shareholders                            (59,559)             --                --             (59,559)
   Shares subscribed                                          --           1,038,000              --           1,038,000
   Net income                                                 --                --              59,077            59,077
                                                       -----------        ----------        ----------       -----------
Balance, September 30, 1996                               (204,308)          988,000         1,230,073         2,318,641
   Shares issued in payment for debt                       122,550              --                --             129,000
   Shares subscribed                                          --             163,700              --             163,700
   Issuance of subscribed shares                         1,093,815        (1,151,700)             --                --
   Net income                                                 --                --             304,155           304,155
                                                       -----------        ----------        ----------       -----------
Balance, September 30, 1997                              1,012,057              --           1,534,228         2,915,496
   Net income                                                 --                --              25,384              --
                                                       -----------        ----------        ----------       -----------
Balance, December 31, 1997                              $1,012,057              --          $1,559,612       $2,940,880
                                                       ===========        ==========        ==========       ===========




                   The accompanying notes are an integral part of the consolidated financial statements.



                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
           For the Three Months Ended Dec. 31, 1997 and Dec. 31, 1996


                                                          Dec. 31,     Dec. 31,
                                                            1997         1996
                                                         ---------    ---------
Cash flows from operating activities
   Net income                                            $  25,384    $  16,055
   Adjustments to reconcile income
      (loss) to net cash provided by
      operating activities:
         Depreciation and amortization                      72,097      107,212
   Decrease (increase) in assets:
         Accounts receivable                               (68,163)     137,646
         Inventory                                         125,491      (69,814)
         Prepaid expenses                                   (4,836)     (30,080)
         Deferred tax asset                                   --           --
         Other assets                                        4,090         --
   Increase (decrease) in liabilities:
         Line of credit payable                               --        (18,800)
         Accounts payable                                 (277,224)     (51,242)
         Advances to shareholders                             --           --
         Income taxes payable                             (141,090)      30,221
         Deferred tax liabilities                             --        (46,506)
                                                         ---------    ---------
         Cash provided by operating activities            (264,251)      75,632
                                                         ---------    ---------
Cash flows provided by (used in) investing activities:
   Purchases of property and equipment                     (96,119)     (23,573)
   Disposal of Gibson                                         --        (84,120)
   Acquisition of subsidiary                                  --        155,746
                                                         ---------    ---------
      Cash (used in) investing activities                  (96,119)      48,053
                                                         ---------    ---------
Cash flows provided by (used in) financing activities:
   Principle payments of debt                              (20,046)     (11,941)
   Proceeds form notes payable                                --           --
   Subscription of common stock                               --         20,700
                                                         ---------    ---------
      Cash provided by financing activities                (20,046)       8,759
                                                         ---------    ---------
Net increase (decrease) in cash                           (380,416)     132,444
Cash at beginning of period                                349,617       84,120
                                                         ---------    ---------
Cash at end of period                                    ($ 30,799)   $ 216,564
                                                         =========    =========




                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
           For the Three Months Ended Dec. 31, 1997 and Dec. 31, 1996

                Supplemental Disclosure of Cash Flow Information

                                                       1997             1996
                                                    ---------        ----------
   Interest                                         $  15,666        $   27,476
   Income taxes                                     $  10,879        $   15,737

      Supplemental Schedule of Non-Cash Investing and Financing Activities


   Disposal of Subsidiary:

   Assets                                                --          $  544,608
   Liabilities                                           --         ($  119,716)
   Preferred stock retired                               --         ($  750,000)
Acquisition of subsidiary                                --         ($  750,000)

   Assets acquired                                       --           5,642,759
   Liabilities incurred                                  --          (1,798,505)
   Stock subscription proceeds                           --          (4,000,000)
Conversion of debt to stock:

   Liabilities satisfied                                 --             129,000
   Stock issued                                          --            (129,000)





                   The accompanying notes are an integral part
                    of the consolidated financial statements.

                               TONE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Earnings/(Loss) per Common Share

     Primary earnings/(loss) per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the three months ended December 31, 1997, and the three months ended December 31, 1996 was 3,692,102 and 3,218,182, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:


                                                 December 31,       December 31,
                                                    1997               1996
                                                 ------------------------------
Leasehold improvements                           $   456,115        $   369,889
Machinery and equipment                            2,396,428          2,861,792
Furniture and fixtures                               103,365             96,252
Vehicles                                             311,789            288,338
                                                 -----------        -----------
                                                   3,276,697          3,616,271
Less: accumulated depreciation                    (1,850,129)        (1,617,695)
                                                 -----------        -----------
                                                 $ 1,426,568        $ 1,998,576
                                                 ===========        ===========

Depreciation expense was $72,097 and $80,191 for the three months ended December 31, 1997 and December 31, 1996, respectively.

3.   Income Tax

     The components of the provision for income taxes are as follows:


                                                    December 31,  December 31,
                                                        1997          1996
                                                    ------------  ------------
              Current expense:
                Federal                                $ 9,379       $36,533
                State                                    1,500         9,425
                                                       -------       -------
                                                       $10,879       $45,958
                                                       -------       -------
              Deferred expense (benefit):
                Federal                                   --           4,688
                State                                     --             832
                                                       -------       -------
                                                                       5,520
                                                       -------       -------
                                                       $10,879       $51,478
                                                       =======       =======
4.   Commitments and Contingencies

     The Company has operating leases for certain of its facilities. Future minimum lease payments at December 31, 1997, are as follows:

                                                                    Due To
                                                   Total        Related Parties
                                                  --------         --------
                       1998                       $390,132         $375,012
                       1999                           --               --
                                                  --------         --------
     Total future minimum lease payments          $390,132         $375,012
                                                  ========         ========

     The Company is the guarantor on a $300,000 promissory note with a bank for the benefit of the shareholders. All terms and conditions of the loan agreement are being met by the shareholders.

5.   Profit-Sharing Plan

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the three-months ended December 31, 1997.


6.   Related Party Transactions

     The Company leases from entities owned by certain of its shareholders certain operating facilities. For the three-month period ended December 31, 1997, the Company paid the entities $108,307 in rent.

7.   Common Stock

     Transactions Prior to the One for Four Reverse Stock Split

          Stock Subscription

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

          Common Stock Issued in Exchange for Debt

               In 1997 the Company issued 64,500 shares of common stock in payment of debt of $129,000.

          Issuance of Subscribed Stock

               In 1997 the Company issued 578,850 shares of stock that had been subscribed during a private placement.

14.  Earnings per Common Share

     The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The primary and fully diluted weighted average common and common equivalent shares, as applicable, outstanding during the three months ended December 31, 1997 was 3,722,890 and was used in calculating the earnings per share for the three months ended December 31, 1997 and 1996 respectively.

8.   Acquisition and Disposal

     A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                         Cash               $  875,000
                         Stock subscribed      200,000
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


          The net purchase price was allocated as follows:

                       Working capital       $   354,167
                       Plant and equipment       469,903
                       Goodwill                  442,076
                       Other liabilities        (191,146)
                                             -----------
                       Purchase price        $ 1,075,000
                                             ===========

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

               The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the three months ended December 31, 1997 was $8,842.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities. Sales have increased dramatically as a result of increased sauce sales and fruit juice sales. Sales at Tone are up $322,123, which represents a 16% increase from the same period in the prior year.

Net income increased by $8,389 which represents an increase of 33% over the same period in the previous year.


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

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

     Not applicable

Item 6. Exhibits and Reports on Form 8 - K

          (a) Exhibits

               Not applicable

          (B) Reports on Form 8-K

               None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 15, 1997                     TONE PRODUCTS, INC


                                            /s/ TIMOTHY EVON
                                            ------------------------------------
                                            Timothy Evon
                                            Director and President