Form 10QSB
period 1998-03-31
TONE PRODUCTS INC
filed 1998-05-15
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
               ACT OF 1934, for the quarter ended March 31, 1998.

                          Commission File Number 0-4289

                               TONE PRODUCTS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



          ARKANSAS                                         71-0390957
-------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)



              2129 North 15th Street, Melrose Park, Illinois 60160
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)



                                 (708) 681-3660
                                 --------------
     (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,692,102 on April 28, 1998.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements



Introduction

The consolidated financial statements have been prepared by Tone Products, Inc.("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 1997. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                               Tone Products, Inc.
                           Consolidated Balance Sheet
                  March 31 1998 and March 31 1997 (Unaudited)

                                                       March 31,      March 31,
                                                         1998           1997
                                                      ----------      ---------
Current Assets
   Cash                                                  186,243        178,316
   Accounts Receivable                                 1,043,327      1,009,677
   Due from Related party                                 16,370         26,270
   Inventory                                           1,099,646      1,110,979
   Prepaids                                               18,282         33,638
   Deferred Tax Asset                                     18,108          5,167
                                                      ----------     ----------
        Total Current Assets                           2,381,976      2,364,047

   Property, Net                                       1,602,951      1,969,571
   Other Assets                                              --           --
   Goodwill                                              828,525      1,469,099
                                                      ----------     ----------
        Total Assets                                   4,813,452      5,802,717

Current Liabilities
   Line of Credit Payable                                540,000        640,706
   Accounts Payable                                      550,404        530,246
   Note Payble Current Portion                           396,854        197,859
   Income Taxes Payable                                   31,330         91,406
   Accrued expenses                                      128,658           --
   Accrued Property Taxes                                 53,622           --
   Current Defferred Tax Liabilities                         --            --
                                                      ----------     ----------
        Total Current Liabilites                       1,700,868      1,460,217
Notes Payable Long Term                                      --          20,067
Deferred Tax Liabilities                                  92,778         74,333
                                                      ----------     ----------
        Total Long Term Liabilities                       92,778         94,400
                                                      ----------     ----------
        Total Liabilities                              1,793,646      1,554,617

Commitments and contingencies
Shareholders equity
   Common Stock 3,695,112 @ $0.10 par value              369,221        340,511
   Capital in excess of par value                      1,012,047      5,290,049
   Retained Earnings                                   1,638,538     (1,487,960)
   Stock Subscription Proceeds                               --         105,500
        Total Shareholders Equity                      3,019,806      4,248,100
                                                      ----------     ----------
        Total Liablilities and
          shareholders equity                          4,813,452      5,802,717
                                                      ==========     ==========

                               Tone Products, Inc
                      Consolidated Statement of Operations
              For the Three Months Ended March 31, 1998 (Unaudited)


                                                      March 31,       March 31,
                                                        1998            1997
                                                     ----------      ----------
Net Sales                                             2,418,972       2,231,616
Cost of Sales                                         1,738,801       1,683,495
                                                     ----------      ----------
        Gross Profit  (Loss)                            680,171         548,121
Operating Costs and Expense                             543,928         547,102
        Income (Loss) from Operations                   136,243           1,019

Other Expense                                            (2,237)         19,396
Income (Loss) before Provision for taxes                138,480         (18,377)

Provision for income taxes                               55,392          18,218
                                                     ----------      ----------
        Net Income (Loss)                                83,088         (36,595)

Net income per common share:
        Primary                                            0.02           (0.01)

        Fully diluted                                      0.02           (0.01)


                              Tone Products, Inc.
                      Consolidated Statement of Operations
               For the Six Months Ended March 31, 1998 (Unaudited)

                                                      March 31,       March 31,
                                                        1998            1997
                                                     ----------      ----------
Net Sales                                             4,711,621       4,202,178
Cost of Sales                                         3,285,651       3,016,349
                                                     ----------      ----------
        Gross Profit  (Loss)                          1,425,970       1,185,829
Operating Costs and Expense                           1,256,962       1,098,316
        Income (Loss) from Operations                   169,008          87,513

Other Expense (Income)                                   (4,840)         37,417
Income (Loss) before Provision for taxes                173,848          50,096

Provision for income taxes                               69,539          69,696
                                                     ----------      ----------
        Net Income (Loss)                               104,309         (19,600)

Net income per common share:
        Primary                                            0.03           (0.01)

        Fully diluted                                      0.03           (0.01)

                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 1998 and 1997 (Unaudited)



                                                           1998         1997
                                                         ---------     ---------

Cash flows from operating activities
  Net income                                             $ 104,309    ($ 19,600)
  Adjustments to reconcile income (loss) to net cash
   provided by operating activities:
        Depreciation and amortization                      145,871      212,977
  Decrease (increase) in assets:
        Accounts receivable                               (107,980)     (96,525)
        Inventory                                          (49,589)       2,198
        Prepaid expenses                                    (2,943)     (26,953)
        Deferred tax asset                                    --            (63)
        Other assets                                      (294,220)        --
  Increase (decrease) in liabilities:
        Line of credit payable                             340,000       29,779
        Accounts payable                                   179,866     (167,238)
        Accrued Expenses                                   (16,948)        --
        Income taxes payable                              (223,501)      36,595
        Deferred tax liabilities                              --          6,451
                                                         ---------    ---------
        Cash provided by operating activities               74,865      (22,379)
                                                         ---------    ---------
Cash flows provided by (used in) investing activities:
   Purchases of property and equipment                    (268,704)     (73,301)
   Acquisition of TJ's                                    (151,000)     155,746
   Disposal of Gibson                                         --        (84,120)
                                                         ---------    ---------
        Cash (used in) investing activities               (419,704)      (1,675)
Cash flows provided by (used in) financing activities:
   Principle payments of debt                              (39,778)     (20,450)
   Proceeds from notes payable                             221,243         --
   Subscription of common stock                               --        138,700
                                                         ---------    ---------
        Cash provided by financing activities              181,465      118,250
                                                         ---------    ---------
Net increase (decrease) in cash                           (163,374)      94,196
Cash at beginning of period                                349,617       84,120
                                                         ---------    ---------
Cash at end of period                                    $ 186,243    $ 174,316
                                                         ---------    ---------

                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 1998 and 1997 (Unaudited)

                Supplemental Disclosure of Cash Flow Information

                                            1998              1997
                                          --------           -------
        Interest                           $31,166           $44,434
        Income taxes                      $293,000           $15,737


      Supplemental Schedule of Non-Cash Investing and Financing Activities

Disposal of subsidiary:
        Assets                                  -           $544,608
        Liabilities                             -          ($119,716)
        Preferred stock retired                 -           $750,000

Acquisition of subsidiary
        Assets acquired                   $151,000         5,642,759
        Liabilities incurred                     -         1,798,505
        Stock subscription proceeds              -         4,000,000

Conversion of debt to stock:
        Liabilities satisfied                    -           129,000
         Stock issued                            -          (129,000)

                              Tone Products, Inc.
                 Consolidated Statements of Shareholders' Equity

                    For the Year Ended September 30, 1997 and
                 The Six Months Ended March 31, 1998 (Unaudited)


                                   Tone Products, Inc.        Tone Products, Inc.
                                (An Illinois Corporation)  (An Arkansas Corporation)
                                -------------------------  -------------------------
                                    Common       Common    Preferred    Preferred
                                    Shares       Stock      Shares        Shares
                                    ------       -----      ------        ------
Balance, December 31, 1995,
  previously reported                 600    $    60,000      --             --
 Shares outstanding prior
  to reorganization                  --             --        --             --
 One for four reverse
   stock split prior
   to reorganization                 --             --        --             --
 Shares issued in the
   acquisition of
   Tone Products, Inc
   (an Illinois
   corporation) by the Company       (600)       (60,000)     --             --
                                   ---------------------------------------------
Balance, December 31, 1995,
 as restated                         --             --        --             --
 Distribution of a building
  to the
  Tone Products, Inc.
  (an Illinois
  Corporation) shareholders          --             --        --             --
 Shares subscribed                   --             --        --             --
 Net income                          --             --        --             --
                                   ---------------------------------------------
Balance, September 30, 1996          --             --        --             --
 Shares issued in
  payment for debt                   --             --        --             --
 Shares subscribed                   --             --        --             --
 Issuance of
  subscribed shares                  --             --        --             --
 Net income                          --             --        --             --
Balance, September 30, 1997          --             --        --             --
 Net Income                          --             --        --             --
Balance, March 31, 1998              --             --        --             --

                                      Tone Products, Inc.
                                   (An Arkansas Corporation)
                                   -------------------------
                                  Common         Common     Paid-in        Subscription    Retained
                                  Shares         Stock      Capital           Proceeds     Earnings       Total
                                  ------         -----      -------           --------     --------       -----
Balance, December 31, 1995,
  previously reported                --             --      $    50,127           --      $ 1,170,996   $ 1,281,123
 Shares outstanding prior
  to reorganization             3,093,750    $   309,375       (309,375)          --             --            --
 One for four reverse
   stock split prior
   to reorganization           (2,319,998)      (231,999)       231,999           --             --            --
 Shares issued in the
   acquisition of
   Tone Products, Inc
   (an Illinois
   corporation) by the
   Company                      2,275,000        227,500       (117,500)       (50,000)          --            --
                               -----------------------------------------------------------------------------------
Balance, December 31, 1995,
 as restated                    3,048,752        304,876       (144,749)       (50,000)     1,170,996     1,281,123
 Distribution of a building
  to the
  Tone Products, Inc.
  (an Illinois
  Corporation) shareholders          --             --          (59,559)          --             --         (59,559)
 Shares subscribed                   --             --             --        1,038,000           --       1,038,000
 Net income                          --             --             --             --           59,077        59,077
                                -----------------------------------------------------------------------------------
Balance, September 30, 1996     3,048,752        304,876       (204,308)       988,000      1,230,073     2,318,641
 Shares issued in
  payment for debt                 64,500          6,450        122,550           --             --         129,000
 Shares subscribed                   --             --             --          163,700           --         163,700
 Issuance of
  subscribed shares               578,850         57,885      1,093,815     (1,151,700)          --            --
 Net income                          --             --             --             --          304,155       304,155
                               ------------------------------------------------------------------------------------
Balance, September 30, 1997     3,692,102        369,211      1,012,057           --        1,534,228     2,915,496
 Net Income                          --             --             --             --          104,309          --
                               ------------------------------------------------------------------------------------
Balance, March 31, 1998        $3,692,102    $   369,211    $ 1,012,057           --      $ 1,638,538   $ 3,019,80
                               ====================================================================================
           The accompanying notes are an integral part of the consolidated financial statements.

                               TONE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Earnings/(Loss) per Common Share

     Primary earnings/(loss) per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the three months ended March 31, 1998, and the three months ended March 31, 1997 was 3,692,102 and 3,218,182, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:


                                            March 31,             March 31,
                                              1998                  1997
                                           ----------            -----------
Leasehold improvements                     $  456,115            $   375,745
Machinery and equipment                     2,583,776              2,906,561
Furniture and fixtures                        144,655                 99,216
Vehicles                                      331,789                288,338
                                           ----------            -----------
                                            3,516,336              3,669,860
Less: accumulated depreciation             (1,913,385)            (1,700,289)
                                           ----------            -----------
                                           $1,602,950            $ 1,969,571
                                           ==========            ===========

Depreciation expense was $126,510 and $158,924 for the six months ended March 31, 1998 and March 31, 1997, respectively.

3.   Income Tax

     The components of the provision for income taxes are as follows:


                                                 March 31,             March 31,
                                                   1998                  1997
                                                 --------              --------
   Current expense:
     Federal                                     $ 57,370              $ 50,713
     State                                       $ 12,169                12,469
                                                 --------              --------
                                                 $ 69,539              $ 63,182
                                                 --------              --------
   Deferred expense (benefit):
     Federal                                         --                   5,302
     State                                           --                   1,212
                                                 --------              --------
                                                                          6,514
                                                 --------              --------
                                                 $ 69,539              $ 69,696
                                                 ========              ========
4.   Commitments and Contingencies

     The Company has operating leases for certain of its facilities. Future minimum lease payments at March 31, 1998, are as follows:

                                                                  Due To
                                               Total          Related Parties
                                             --------         ---------------
             1998                            $250,820             $238,000
             1999                                  --                   --
                                             --------            ---------
     Total future minimum lease payments     $250,820             $238,000
                                             ========             ========

5.   Profit-Sharing Plan

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the six-months ended March 31, 1998.


6.   Related Party Transactions

     The Company leases from entities owned by certain of its shareholders certain operating facilities. For the six-month period ended March 31, 1998, the Company paid the entities $240,700 in rent.

     The Company purchased the registered trade name "Balboa Bay" for $300,000 from certain of its shareholders.

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

14.  Earnings per Common Share

         The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The primary and fully diluted weighted average common and common equivalent shares, as applicable, outstanding during the six months ended March 31, 1998 was 3,722,890 and was used in calculating the earnings per share for the six months ended March 31, 1998 and 1997 respectively.

8.   Acquisition and Disposal

         A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                         Cash                               $  875,000
                         Stock subscribed                      200,000
                                                            ----------
                                                            $1,075,000
                                                            ==========

         The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the six months ended March 31, 1997 was $19,361.


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

               The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the six months ended March 31, 1998 was $19,361.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities. Revenues for the 2nd fiscal quarter ended March 31, 1998, increased 8% to $2,418,972 from $2,231,616 in the same period last year. Sauce and fruit juice sales accounted for $160,000 of the total increase in Revenues. Net income for the 2nd fiscal quarter ended March 31,1998, increased to $83,088 or $.02 diluted earnings per share from a loss of $36,595 or ($.01) diluted earnings per share last year.

Revenues for the 6 month period ended March 31,1998, increased 12% to $4,711,621 from $4,202,178 in the same period last year. Net income for the 6 month period ended March 31,1998, increased to $104,309 or $.03 diluted earnings per share from a loss of $19,600 or ($.01) diluted earnings per share in the year ago period. Operating expenses increased slightly due to additional salaries in the laboratory and sales department. However the revenue increase more than offset the additional expenses.


LIQUIDITY AND CAPITAL RESOURCES

The Company's long and short term equity is sufficient to finance the anticipated growth during the busier third and fourth quarters. The Company has completed negotiating extensions of its credit lines to finance a continuing increase in sales. Currently the company has borrowed only $540,000 of it's $1,250,000 line of credit.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

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

Date: May 14, 1997                     TONE PRODUCTS, INC


                                       /s/ TIMOTHY EVON
                                       -----------------------------------------
                                           Timothy Evon
                                           Director and President