Form 10QSB
period 1998-06-30
TONE PRODUCTS INC
filed 1998-08-14
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                ACT OF 1934, for the quarter ended June 30, 1998.

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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,692,102 on July 28, 1998.

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

                               Tone Products, Inc.
                           Consolidated Balance Sheet

                   June 30, 1998 and June 30, 1997 (Unaudited)

                                                       June 30,        June 30,
                                                         1998           1997
                                                      ----------      ---------
Current Assets
   Cash                                                  212,655        132,729
   Accounts Receivable                                 1,385,483      1,179,679
   Due from Related party                                 13,460         24,470
   Inventory                                             814,199      1,231,502
   Prepaids                                               15,289         16,576
   Deferred Tax Asset                                     18,108          5,230
                                                      ----------     ----------
        Total Current Assets                           2,459,194      2,590,186

   Property, Net                                       1,595,404      1,438,348
   Other Assets                                            1,457            --
   Goodwill                                              814,614        405,727
                                                      ----------     ----------
        Total Assets                                   4,870,669      4,434,261

Current Liabilities
   Line of Credit Payable                                315,000        295,706
   Accounts Payable                                      647,618        542,818
   Note Payble Current Portion                           371,323        217,477
   Income Taxes Payable                                   15,349        123,658
   Accrued expenses                                      130,682        114,861
   Accrued Property Taxes                                 70,422         77,625
   Current Deferred Tax Liabilities                          --          83,169
                                                      ----------     ----------
        Total Current Liabilites                       1,550,394      1,455,314
Notes Payable Long Term                                      --             --
Deferred Tax Liabilities                                 197,293         20,555
                                                      ----------     ----------
        Total Long Term Liabilities                      197,293         20,555
                                                      ----------     ----------
        Total Liabilities                              1,747,687      1,475,869

Commitments and contingencies
Shareholders equity
   Common Stock 3,695,112 @ $0.10 par value              369,221        369,511
   Capital in excess of par value                      1,012,047      2,300,764
   Retained Earnings                                   1,741,714        288,117
                                                      ----------     ----------
   Stock Subscription Proceeds
        Total Shareholders' Equity                     3,122,982      1,958,392
                                                      ----------     ----------
        Total Liablilities and
          Shareholders' Equity                         4,870,669      4,434,261
                                                      ==========     ==========

                               Tone Products, Inc
                      Consolidated Statement of Operations
              For the Nine Months Ended June 30, 1998 (Unaudited)


                                                      June 30,        June 30,
                                                        1998            1997
                                                     ----------      ----------
Net Sales                                             8,074,555       7,300,781
Cost of Sales                                         5,781,877       4,925,702
                                                     ----------      ----------
        Gross Profit  (Loss)                          2,292,678       2,375,079
Operating Costs and Expense                           1,931,270       1,898,056
                                                     ----------      ----------
        Income (Loss) from Operations                   361,408         477,023

Other Expense                                            (8,077)        (19,028)
Income (Loss) before Provision for taxes                369,485         496,051

Provision for income taxes                              162,000         149,000
                                                     ----------      ----------
        Net (Loss)                                      207,485         347,051

Net income per common share:
        Primary                                            0.06            0.09

        Fully diluted                                      0.06            0.09


                              Tone Products, Inc.
                      Consolidated Statement of Operations
              For the Three Months Ended June 30, 1998 (Unaudited)

                                                      June 30,        June 30,
                                                        1998            1997
                                                     ----------      ----------
Net Sales                                             3,362,935       3,098,603
Cost of Sales                                         2,492,340       2,027,361
                                                     ----------      ----------
        Gross Profit  (Loss)                            870,595       1,071,242
Operating Costs and Expense                             653,196         621,795
        Income (Loss) from Operations                   217,399         449,447

Other Expense (Income)                                   (3,239)         (4,349)
Income (Loss) before Provision for taxes                220,638         453,796

Provision for income taxes                               92,461         134,900
                                                     ----------      ----------
        Net (Loss)                                      128,177         318,896

Net income per common share:
        Primary                                            0.03            0.09

        Fully diluted                                      0.03            0.09

                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended June 30, 1998 and 1997 (Unaudited)



                                                           1998          1997
                                                         ---------     ---------

Cash flows from operating activities
  Net income                                             $ 207,485    $ 347,051
  Adjustments to reconcile income (loss) to net cash
   provided by operating activities:
        Depreciation and amortization                      209,126      207,759
  Decrease (increase) in assets:
        Accounts receivable                               (450,136)    (240,347)
        Inventory                                          235,858     (118,325)
        Prepaid expenses                                    (4,064)      (9,891)
        Deferred tax asset                                    --           --
        Other assets                                      (431,663)     (25,515)
  Increase (decrease) in liabilities:
        Line of credit payable                             115,000     (315,221)
        Accounts payable                                   290,367     (117,892)
        Accrued Expenses                                   (15,850)        --
        Income taxes payable                               (77,442)      95,434
        Deferred tax liabilities                           103,835       35,842
                                                         ---------    ---------
        Cash provided by operating activities              182,516     (141,105)
                                                         ---------    ---------
Cash flows provided by (used in) investing activities:
   Purchases of property and equipment                    (324,412)    (253,813)
   Acquisition of TJ's                                    (151,000)         --
                                                         ---------    ---------
        Cash (used in) investing activities               (475,412)    (253,813)
                                                         ---------    ---------
Cash flows provided by (used in) financing activities:
   Principle payments of debt                              (65,309)     (53,384)
   Proceeds from notes payable                             221,243       32,585
   Subscription of common stock                               --         92,700
                                                         ---------    ---------
        Cash provided by financing activities              155,934      271,901
                                                         ---------    ---------
Net increase (decrease) in cash                           (136,962)     (23,017)
Cash at beginning of period                                349,617      155,746
                                                         ---------    ---------
Cash at end of period                                    $ 212,655    $ 132,729
                                                         =========    =========


                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended June 30, 1998 and 1997 (Unaudited)

                Supplemental Disclosure of Cash Flow Information

                                            1998              1997
                                          --------           -------
        Interest                           $48,076           $74,746
        Income taxes                      $293,000           $17,724


      Supplemental Schedule of Non-Cash Investing and Financing Activities

Disposal of subsidiary:
        Assets                                  -           $544,608
        Liabilities                             -          ($119,716)
        Preferred stock retired                 -           $750,000

Acquisition of subsidiary
        Assets acquired                   $151,000         5,642,759
        Liabilities incurred                     -         1,798,505
        Stock subscription proceeds              -         4,000,000

Conversion of debt to stock:
        Liabilities satisfied                    -           129,000
         Stock issued                            -          (129,000)

                              Tone Products, Inc.
                 Consolidated Statements of Shareholders' Equity

                    For the Year Ended September 30, 1997 and
                 The Nine Months Ended June 30, 1998 (Unaudited)

                                   Tone Products, Inc.        Tone Products, Inc.
                                (An Illinois Corporation)  (An Arkansas Corporation)
                                -------------------------  -------------------------
                                    Common       Common    Preferred    Preferred
                                    Shares       Stock      Shares        Shares
                                    ------       -----      ------        ------
Balance, December 31, 1995,
  previously reported                 600    $    60,000      --             --
 Shares outstanding prior
  to reorganization                  --             --        --             --
 One for four reverse
   stock split prior
   to reorganization                 --             --        --             --
 Shares issued in the
   acquisition of
   Tone Products, Inc
   (an Illinois
   corporation) by the Company       (600)       (60,000)     --             --
                                   ---------------------------------------------
Balance, December 31, 1995,
 as restated                         --             --        --             --
 Distribution of a building
  to the
  Tone Products, Inc.
  (an Illinois
  Corporation) shareholders          --             --        --             --
 Shares subscribed                   --             --        --             --
 Net income                          --             --        --             --
                                   ---------------------------------------------
Balance, September 30, 1996          --             --        --             --
 Shares issued in
  payment for debt                   --             --        --             --
 Shares subscribed                   --             --        --             --
 Issuance of
  subscribed shares                  --             --        --             --
 Net income                          --             --        --             --
                                   ---------------------------------------------
Balance, September 30, 1997          --             --        --             --
 Net Income                          --             --        --             --
Balance, June 30, 1998               --             --        --             --


                                                Tone Products, Inc.
                                  Consolidated Statements of Shareholders' Equity

                                      For the Year Ended September 30, 1997 and
                                   The Nine Months Ended June 30, 1998 (Unaudited)


                                      Tone Products, Inc.
                                   (An Arkansas Corporation)
                                   -------------------------                   Stock
                                  Common         Common     Paid-in        Subscription    Retained
                                  Shares         Stock      Capital           Proceeds     Earnings       Total
                                  ------         -----      -------           --------     --------       -----
Balance, December 31, 1995,
  previously reported                --             --      $    50,127           --      $ 1,170,996   $ 1,281,123
 Shares outstanding prior
  to reorganization             3,093,750    $   309,375       (309,375)          --             --            --
 One for four reverse
   stock split prior
   to reorganization           (2,319,998)      (231,999)       231,999           --             --            --
 Shares issued in the
   acquisition of
   Tone Products, Inc
   (an Illinois
   corporation) by the
   Company                      2,275,000        227,500       (117,500)       (50,000)          --            --
                               -----------------------------------------------------------------------------------
Balance, December 31, 1995,
 as restated                    3,048,752        304,876       (144,749)       (50,000)     1,170,996     1,281,123
 Distribution of a building
  to the
  Tone Products, Inc.
  (an Illinois
  Corporation) shareholders          --             --          (59,559)          --             --         (59,559)
 Shares subscribed                   --             --             --        1,038,000           --       1,038,000
 Net income                          --             --             --             --           59,077        59,077
                                -----------------------------------------------------------------------------------
Balance, September 30, 1996     3,048,752        304,876       (204,308)       988,000      1,230,073     2,318,641
 Shares issued in
  payment for debt                 64,500          6,450        122,550           --             --         129,000
 Shares subscribed                   --             --             --          163,700           --         167,700
 Issuance of
  subscribed shares               578,850         57,885      1,093,815     (1,151,700)          --            --
 Net income                          --             --             --             --          304,155       304,155
                               ------------------------------------------------------------------------------------
Balance, September 30, 1997     3,692,102        369,211      1,012,057           --        1,534,228     2,915,496
 Net Income                          --             --             --             --          104,309          --
                               ------------------------------------------------------------------------------------
Balance, June 30, 1998         $3,692,102    $   369,211    $ 1,012,057           --      $ 1,741,714    $3,122,982
                               ====================================================================================
           The accompanying notes are an integral part of the consolidated financial statements.

                               TONE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Earnings/(Loss) per Common Share

     Primary earnings/(loss) per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the three months ended June 30, 1998, and the three months ended June 30, 1997 was 3,692,102 and 3,692,102, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:


                                             June 30,       June 30,
                                               1998           1997
                                           -----------    -----------
          Leasehold improvements           $   484,811    $   395,623
          Machinery and equipment            2,361,564      2,359,863
          Furniture and fixtures               220,748        101,410
          Vehicles                             331,789        294,273
                                           -----------    -----------
                                             3,572,044      3,151,169
          Less: accumulated depreciation    (1,976,640)    (1,712,821)
                                           -----------    -----------
                                           $ 1,595,404    $ 1,438,348
                                           ===========    ===========

Depreciation expense was $189,765 and $207,769 for the nine months ended June 30, 1998 and June 30, 1997, respectively.

3.   Income Tax

     The components of the provision for income taxes are as follows:


                                             June 30,   June 30,
                                               1998       1997
                                             --------   --------
               Current expense:
                 Federal                     $137,000   $103,738
                 State                       $ 25,000     20,555
                                             --------   --------
                                             $162,000   $124,293
                                             --------   --------
               Deferred expense (benefit):
                 Federal                         --       19,920
                 State                           --        4,787
                                             --------   --------
                                                          24,707
                                             --------   --------
                                             $162,000   $149,000
                                             ========   ========

4.   Commitments and Contingencies

     The Company has operating leases for certain of its facilities. Future minimum lease payments at June 30, 1998, are as follows:

                                                          Due To
                                               Total  Related Parties
                                              --------   --------
                      1998                    $ 81,757   $ 81,757
                      1999                     408,785    408,785
                                              --------   --------
       Total future minimum lease payments    $490,542   $490,542
                                              ========   ========

5.   Profit-Sharing Plan

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the six-months ended June 30, 1998.


6.   Related Party Transactions

     The Company leases from entities owned by certain of its shareholders certain operating facilities. For the nine-month period ended June 30, 1998, the Company paid the entities $327,028 in rent.

     The Company secured ownership of the registered trade name "Balboa Bay" by purchasing it for $300,000 from certain of its shareholders. Sales of products under the "Balboa Bay" trade name in 1997 had increased by $350,000 to $1,054,000.


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

          Common Stock Issued in Exchange for Debt

          In 1997 the Company issued 64,500 shares of common stock in payment of debt of the $129,000.

     Issuance of Subscribed Stock

          In 1997 the Company issued 578,850 shares of stock that had been subscribed during a private placement.

14.  Earnings per Common Share

          The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The primary and fully diluted weighted average common and common equivalent shares, as applicable, outstanding during the nine months ended June 30, 1998 was 3,692,102 and was used in calculating the earnings per share for the nine months ended June 31, 1998 and 1997 respectively.

8.   Acquisition and Disposal

     A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                         Cash               $  875,000
                         Stock subscribed      200,000
                                            ----------
                                            $1,075,000
                                            ==========

          The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the six months ended June 30, 1997 was $19,361.


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

               The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the six months ended June 30, 1998 was $19,361.

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

Revenues for the 3rd fiscal quarter ended June 30, 1998, increased 9% to $3,362,935 from $3,098,603 in the same quarter last year.

The revenue increase over the year ago period was a result of increased sales of beverage concentrates in 4/1 gallon containers. Sales of 4/1 gallon beverage concentrates rose $400,000 from the year ago period. Contracts for private label packaging accounted for $160,000 of that increase. Sales of bag in the box beverage concentrates were down $120,000 from the year ago period.

Net income for the 3rd fiscal quarter ended June 30, 1998, decreased to $128,177 or $0.03 diluted earnings per share from $318,896 or $0.09 diluted earnings per share last year.

Net income for the period lagged behind last years performance, due to the application of an inventory costing change in the third quarter last year. That costing change disproportionately effected earnings in the year ago period. Fun City Popcorn posted losses of $42,000 during the quarter. Some of that loss was anticipated as Fun City assimilates it's recent acquisition of a direct store delivery distribution company in Las Vegas.



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

Date: August 14, 1997                       TONE PRODUCTS, INC


                                            /s/ TIMOTHY EVON
                                            ------------------------------------
                                            Timothy Evon
                                            Director and President