Form 10KSB
period 1998-09-30
TONE PRODUCTS INC
filed 1998-12-29
CIK 66810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the fiscal  year ended  September  30,  1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the  transition  period from  __________  to  ___________________

     Commission File No. 0-4289


                               TONE PRODUCTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           Arkansas                                          71-0390957
--------------------------------                       ---------------------
  (State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)


2129 North 15th Street
Melrose Park, Illinois                                           60160
---------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (708) 681-3660

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

     As of November 30, 1998, 3,579,612 shares of the Registrant's $.10 par value Common Stock were outstanding. As of November 30, 1998, the market value of the Registrant's $.10 par value Common Stock, excluding shares held by affiliates, was $1,276,798 based upon a closing bid price of $1.030 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     The registrant's revenues for its most recent fiscal year were $11,019,456.

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

     The Company's business strategy is to increase revenues by focusing on sales of it's frozen beverage products in the convenience store market, expanding its private label and contract packing operations, increasing its production of certain food specialty products including barbeque sauces and marinades and expanding it's direct store delivery system ("DSD") at the Company's Fun City Popcorn unit in Las Vegas, Nevada. The Company believes that existing revenues may be increased without a pro rata increase in fixed expenses, thereby generating economies of scale (primarily in manufacturing operations) which will create higher levels of earnings as a percentage of total revenues.

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

Employees


      At November 30, 1998, the Company employed 45 individuals including its four executive officers, 11 administrative and clerical employees and 30 factory and warehouse employees. The Company believes that its relations with its employees are satisfactory.

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

                                                         Bid Price
                                                -------------------------
By Quarter Ended:                                High                Low
-----------------                                ----                ---

September 30, 1998..........................    $1.00               $ .62
June 30, 1998...............................    $1.25               $1.00
March 31, 1998..............................    $1.87               $1.50
December 31, 1997 ..........................    $1.50               $0.75

September 30, 1997 .........................    $1.69               $1.12
June 30, 1997...............................    $1.75               $1.25
March 31, 1997 .............................    $2.00               $1.50
December 1996 ..............................    $0.60               $0.75

     As of November 30, 1998, the Company had approximately 600 beneficial holders of its Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

     The Company is authorized to issue 50,000,000 shares of $.10 par value Common Stock. At December 15, 1998, there were 3,579,612 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to any prior rights of holders of Preferred Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and non-assessable.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General


Results of Operations-September 30, 1998 Compared to September 30, 1997

     Net Sales for the 12 month period ended September 30, 1998 increased to $11 million from $9.9 million in 1997 which represents an increase of almost 11%. Sales increases were a result of new private label packaging contracts for sauces and beverage concentrates.

     Cost of goods sold increase to 72.8% of sales or $8 million from 71.7% or $7.1 million a year ago. Higher labor costs were the largest factor in this increase.

     Sales increases were instrumental in producing a 27% increase in operating income to $817,770 from $642,005 for the previous year. Reduced interest expense and a lower tax rate contributed to a 84% increase in net earnings to $561,402 or $0.15 per share from $304,155 or $0.08 per share a year ago.

Liquidity and Capital Resources

     The Company has access to traditional lines of credit and term financing and has in each of the past three years increased its lines of credit in order to keep pace with growth. The Company had not made any material commitments for capital expenditures as of September 30, 1998 and believes it has sufficient cash resources to meet its needs in calendar 1998.

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

Trends

     The Company expects the supply of raw materials in the three largest purchase categories to remain stable, if not increase. Liquid sweeteners, juice concentrates and packaging materials are expected to remain in adequate supply through fiscal 1998. The Company forsees a potential shortage of available tomato paste. The Company has agreements in place with suppliers that should provide an adequate supply of tomato paste through fiscal 1998. The Company's purchasing power with suppliers continues to grow, and cost of sales should not be adversely effected by raw material purchasing calender 1998.

   This year we look for continued solid growth from our existing product lines and are particularly enthusiastic about prospects for two new items, frozen cappuccino's and smoothies. These two products received an overwhelmingly positive response when they were recently introduced at the NACS show in Atlanta and consequently we have high expectations for their performance.

     The expansion of direct store delivery at the Company's Fun City Popcorn division may be an opportunity to increase sales in Las Vegas by up to $200,000 per year.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                               Tone Products, Inc.

                 Index to the Consolidated Financial Statements
                      As of September 30, 1998 and 1997 and
                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


Consolidated Financial Statements of Tone Products, Inc.:

     Report of Independent Auditors ......................................  F-1

        Consolidated Balance Sheets,
           September 30, 1998 and 1997 ...................................  F-2

        Consolidated Statements of Operations
           For the Years Ended September 30, 1998 and 1997 ...............  F-4

        Consolidated Statements of Shareholders' Equity
           For the Years Ended September 30, 1998 and 1997 ...............  F-5

        Consolidated Statements of Cash Flows
           For the Years Ended September 30, 1998 and 1997 ...............  F-7

        Notes to the Consolidated Financial Statements ...................  F-9

                         REPORT OF INDEPENDENT AUDITORS





To the Board of Directors
Tone Products, Inc.


     We have audited the accompanying consolidated balance sheets of Tone Products, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tone
Products, Inc. and subsidiaries as of September 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/  Kelly & Company
----------------------------
Kelly & Company
Newport Beach, California
December 11, 1998

                               Tone Products, Inc.
                           Consolidated Balance Sheets
                           September 30, 1998 and 1997
--------------------------------------------------------------------------------



                                     ASSETS

                                                          1998           1997
                                                          ----           ----
Current assets:
         Cash and equivalents                          $  458,343     $  349,617
         Accounts receivable                              975,456        935,347
         Accounts receivable - related party               10,760         21,770
         Inventories                                    1,080,366      1,050,056
         Prepaid expenses                                  20,424         11,481
         Deferred tax asset                                18,703         18,108
                                                       ----------     ----------
Total current assets                                    2,564,052      2,386,379

Property and equipment, net                             1,485,431      1,460,863
Goodwill                                                  765,605        396,886
Other assets                                                4,648          4,090
                                                       ----------     ----------

Total assets                                           $4,819,736     $4,248,218
                                                       ==========     ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                      F- 2

                               Tone Products, Inc.
                           Consolidated Balance Sheets
                           September 30, 1998 and 1997
--------------------------------------------------------------------------------



                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                         1998           1997
                                                         ----           ----
Current liabilities:
         Lines of credit                               $  240,000    $  200,000
         Accounts payable, trade                          614,696       569,764
         Notes payable, current portion                    82,361        75,197
         Income taxes payable                             156,536       254,791
                                                       ----------    ----------
Total current liabilities                               1,093,593     1,099,752

Notes payable, net of current portion                     165,960       140,192
Deferred tax liability                                     62,150        92,778
                                                       ----------    ----------
Total liabilities                                       1,321,703     1,332,722

Commitments and contingencies

Shareholders' equity:
Convertible Series A preferred stock; $10
     par value; 500,000 shares authorized; none
     issued and outstanding at September 30, 1998
     and 1997                                                --            --
Common stock; $0.10 par value; 50,000,000
     shares authorized; 3,579,612 and 3,692,102
     shares issued and outstanding at September 30,
     1998 and 1997, respectively                          357,961       369,211
Common stock committed to be issued                        21,136          --
Additional paid-in capital                              1,023,307     1,012,057
Retained earnings                                       2,095,629     1,534,228
                                                       ----------    ----------

Total shareholders' equity                              3,498,033     2,915,496

Total liabilities and shareholders' equity             $4,819,736    $4,248,218
                                                       ==========    ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       F-3

                               Tone Products, Inc.
                      Consolidated Statements of Operations
                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


                                                   1998             1997
                                                   ----             ----

Net sales                                      $ 11,019,456     $  9,944,232
Cost of sales                                     8,024,387        7,132,544
                                               ------------     ------------
         Gross profit                             2,995,069        2,811,688
Operating costs and expenses                      2,177,299        2,165,086
                                               ------------     ------------
Income from operations                              817,770          646,602
                                               ------------     ------------
Other income (expense):
         Interest expense                           (60,211)         (89,547)
         Other income                                 5,291            4,173
                                               ------------     ------------
                                                    (54,920)         (85,374)
                                               ------------     ------------
Income before provision for income taxes            762,850          561,228
Provision for income taxes                          201,449          257,073
                                               ------------     ------------

Net income                                     $    561,401     $    304,155
                                               ============     ============


Net income per share, basic and diluted        $       0.15     $       0.08
                                               ============     ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       F-4


                                                       Tone Products, Inc.

                                         Consolidated Statements of Shareholders' Equity
                                         For the Years Ended September 30, 1998 and 1997


                                               Tone Product, Inc.                           Tone Products, Inc.
                                           (An Illinois Corporation)                     (An Arkansas Corporation)
                                         ------------------------------     -------------------------------------------------------
                                                                            Convertible   Convertible
                                                                             Series A      Series A
                                            Common            Common        Preferred     Preferred       Common          Common
                                             Shares            Stock          Stock         Stock          Shares          Stock
                                             ------            -----          -----         -----          ------          -----
Balance,
 September 30, 1996                                600       $   60,000          --           --              --               --
  Shares outstanding
    prior to a reverse
    stock split                                   --               --            --           --         3,093,750       $  309,375
  Reduction in shares
   as a result of the
   one for four split
   prior to reorganization                        --               --            --           --        (2,319,998)        (231,999)
                                            ----------       ----------       -------      -------      ----------       ----------
  Shares outstanding prior
   to the reorganization                          --               --            --           --           773,752           77,376
  The effect of shares
   exchanged in the
   reorganization (reverse
   merger) of Tone Products,
   Inc. (an Illinois
   corporation)                                   (600)         (60,000)         --           --         2,275,000          227,500
                                            ----------       ----------       -------      -------      ----------       ----------
Balance,
 September 30, 1996
 as restated                                      --               --            --           --         3,048,752          304,876
  Shares issued on the
   conversion of debt                             --               --            --           --            64,500            6,450
  Subscription of shares                          --               --
  Issuance of subscribed
   shares                                         --               --            --           --           578,850           57,885
  Net income                                      --               --            --           --              --               --
                                            ----------       ----------       -------      -------      ----------       ----------
Balance,
 September 30, 1997                               --               --            --           --         3,692,102          369,211
  Shares retired that
   were exchanged in
   the reorganization
   (reverse merger) of
   Tone Products, Inc.                            --               --            --           --          (112,490)         (11,250)
  Shares committed and
   fully paid but not
   issued in the
   acquisition of T.J
   Distributing                                   --               --            --           --            --               --
  Net income                                      --               --            --           --            --               --
                                            ----------       ----------       -------      -------      ----------       ----------
Balance,
 September 30, 1998                               --               --            --           --            --               --
                                            ==========       ==========       =======      =======      ==========       ==========

                                                Tone Products, Inc.

                             Consolidated Statements of Shareholders' Equity (Continued)
                                  For the Years Ended September 30, 1998 and 1997


                                 Common Stock   Additional       Stock
                                   Committed      Paid-in     Subscription    Retained
                                 To Be Issued     Capital      Proceeds       Earnings       Total
                                 ------------     -------      --------       --------       -----
Balance,
 September 30, 1996                     --     $    (9,432)   $ 1,038,000    $ 1,230,073   $ 2,318,641
  Shares outstanding
    prior to a reverse
    stock split                         --        (309,375)          --             --            --
  Reduction in shares
   as a result of the
   one for four split
   prior to reorganization              --         231,999           --             --            --
                                 -----------   -----------    -----------    -----------   -----------
  Shares outstanding prior
   to the reorganization                --         (77,376)          --             --            --
  The effect of shares
   exchanged in the
   reorganization (reverse
   merger) of Tone Products,
   Inc. (an Illinois
   corporation)                         --        (117,500)       (50,000)          --            --
                                 -----------   -----------    -----------    -----------   -----------
Balance,
 September 30, 1996
 as restated                            --        (204,308)       988,000      1,230,073     2,318,641
  Shares issued on the
   conversion of debt                   --         122,550           --             --         129,000
  Subscription of shares                --            --          163,700           --         163,700
  Issuance of subscribed
   shares                               --       1,093,815     (1,151,700)          --            --
  Net income                            --            --             --          304,155       304,155
                                 -----------   -----------    -----------    -----------   -----------
Balance,
 September 30, 1997                     --       1,012,057           --        1,534,228     2,915,496
  Shares retired that
   were exchanged in
   the reorganization
   (reverse merger) of
   Tone Products, Inc.                  --          11,250           --             --            --
  Shares committed and
   fully paid but not
   issued in the
   acquisition of T.J
   Distributing                  $    21,136          --             --             --          21,136
  Net income                            --            --             --          561,401       561,401
                                 -----------   -----------    -----------    -----------   -----------
Balance,
 September 30, 1998              $    21,136   $ 1,023,307           --      $ 2,095,629   $ 3,498,033
                                 ===========   ===========    ===========    ===========   ===========



               The accompanying notes are an integral part of the consolidated financial statements.
                                                       F-6

                                        Tone Products, Inc.
                               Consolidated Statements of Cash Flows
                          For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------------------------

                                                                     1998                  1997
                                                                     ----                  ----
Cash flows from operating activities:
         Net income                                               $ 561,401              $ 304,155
Adjustments to reconcile income to net cash
  provided by operating activities:
         Depreciation and amortization                              347,360                288,386
         Uncollectable accounts                                     211,186                 12,254
         Inventory obsolescence                                      22,147                   --
Decrease (increase) in assets, net of effects
   from purchase of T. J. Distributing:
         Accounts receivable                                       (251,295)               (38,269)
         Accounts receivable - related party                         11,010                  8,230
         Inventories                                                (42,457)                63,121
         Prepaid expenses                                            (8,943)                (4,796)
         Deferred tax asset                                            (595)               (12,878)
         Other assets                                                  (558)                (4,090)
Increase (decrease) in liabilities:
         Accounts payable and accrued expenses                       44,932               (154,432)
         Income taxes payable                                       (98,255)               226,567
         Deferred tax liabilities                                   (30,628)                24,896
                                                                  ---------              ---------
Cash provided by (used in) operating activities                     765,305                713,144
                                                                  ---------              ---------
Cash flows used in investing activities
         Purchase of T.J. Distributing                              (36,000)                  --
         Acquisition of tradename                                  (300,000)                  --
         Purchase of property and equipment                        (308,511)              (195,270)
                                                                  ---------              ---------
Cash used in investing activities                                  (644,511)              (195,270)
                                                                  ---------              ---------
Cash flows provided by (used in) financing activities:
         Net proceeds from (reductions on) line of credit            40,000               (410,927)
         Payment on notes payable                                   (92,068)              (250,235)
         Proceeds from the issuance of notes payable                 40,000                173,459
         Proceeds from the issuance of common stock                    --                  163,700
                                                                  ---------              ---------
Cash provided by (used in) financing activities                     (12,068)              (324,003)
                                                                  ---------              ---------
Net increase in cash                                                108,726                193,871


Cash at beginning of period                                         349,617                155,746
                                                                  ---------              ---------
Cash at end of period                                             $ 458,343              $ 349,617
                                                                  =========              =========


      The accompanying notes are an integral part of the consolidated financial statements.
                                              F-7

                               Tone Products, Inc.
                      Consolidated Statements of Cash Flows
                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------



                Supplemental Disclosure of Cash Flow Information

                                                       1998         1997
                                                       ----          ----

 Interest paid                                     $    60,211    $    89,547
 Income taxes paid                                     330,332    $     5,610


      Supplemental Schedule of Non-Cash Investing and Financing Activities

 Acquisition of equipment:
          Assets acquired                                 --      $    53,889
          Liabilities incurred                            --      $   (53,889)

 Satisfaction of debt through issuance of stock:
          Liabilities satisfied                           --      $   129,000
          Shares issued                                   --      $  (129,000)

 Issuance of subscribed stock:
          Reduction of subscribed stock                   --      $ 1,151,700
          Shares issued                                   --      $(1,151,700)

 Business acquisition:
          Assets acquired                          $   106,136           --
          Liabilities incurred                     $   (85,000)          --
          Common stock committed to be issued      $   (21,136)          --



               The accompanying notes are an integral part of the
                       consolidated financial statements.
                                       F-8

                               Tone Products, Inc.
                   Notes to Consolidated Financial Statements
                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Tone Products, Inc. (an Arkansas corporation)(the "Company") and its subsidiaries, Fun City Popcorn, Inc. (a Nevada Corporation)("Fun City") and Tone Products, Inc. (an Illinois corporation)("Tone Products"). Fun City, prior to the reverse merger acquisition, was a subsidiary of Tone Products. All significant intercompany transactions have been eliminated. Prior to October 15, 1996, the Company was named Minute Man of America, Inc.("Minute Man").

     Operations

     The Company is engaged in the purchase, manufacture, and wholesale distribution of food products in the beverage, dry mix beverage, snack, syrup, condiments, and sauce categories.

     Recognition of Revenue

     Revenues are recognized when the Company's products are shipped.

     Cash and Equivalents

     The  Company  invests   portions  of  its  excess  cash  in  highly  liquid
     investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts which exceeded the federally insured limits by $421,589 and $236,509 at September 30, 1998 and 1997, respectively; however, the Company has not experienced any losses in such accounts.

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells products to private and public companies supplying the food services industry, certain governmental entities, and public institutions primarily within a 300-mile radius of each of its two locations. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and writes off those accounts receivable that it deems to be not collectible. No single customer accounted for more than 10% of revenues for the years ended September 30, 1998 and 1997.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in-first out method of valuation. The Company's management monitors inventories for excess, obsolete, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required.

     Property and Equipment

     Property and equipment are recorded at cost and are depreciated using the straight-line method over the expected useful lives noted below. Expenditures for normal maintenance and repairs are charged to operations. The cost and related accumulated depreciation of assets are removed from the accounts upon retirement or other disposition, and the resulting profit or loss is reflected in the statement of operations. Renewals and betterments that materially extend the life of the assets are capitalized.

                                                    Estimated Useful
                                                         Life
                                                    ----------------
             Property and equipment                        7 years
             Furniture and fixtures                    5 - 7 years
             Vehicles                                  5 - 7 years
             Leasehold improvements                       39 years

     Goodwill

     Goodwill  represents  the  excess  of the  acquisition  cost over the value assigned to the net tangible assets at the date a business or assets are acquired. Goodwill is amortized over fifteen years utilizing the straight-line method. Amortization expense for the years ended September 30, 1998 and 1997 was $52,417 and $35,366, respectively.

     Impairment of Long-Lived Assets

     The Company annually evaluates its long-lived assets, including identifiable intangible assets, such as goodwill for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at September 30, 1998 and 1997.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Income Taxes

     The Company accounts for deferred income taxes using the liability method. Deferred income taxes are computed based on the tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting. Deferred tax assets and/or liabilities are classified as current and noncurrent based on the classification of the related asset or liability for financial reporting purposes, or based on the expected reversal date for deferred taxes that are not related to an asset or liability.The Company and its corporate subsidiaries file a consolidated federal income tax return and report results from operations on a unitary basis for state income tax purposes.

     Common Shares and Per Share Amounts

     All common shares and per share amounts have been adjusted to give retroactive effect, where applicable to the following:

         *       A one for four reverse stock split
         *       A business combination described as a reverse acquisition

     Disclosures about Fair Value of Financial Instruments

     The Company accounts for the value of financial instruments using the fair value method.

     Earnings per Common Share

     In 1997 the  Financial  Accounting  Standards  Board  issued  Statement  on
     Financial Accounting Standards No. 128 "Earnings Per Share". This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share, respectively. Earnings for the years ended September 30, 1998 and 1997 have been calculated in accordance with this pronouncement.

     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS reflects the potential dilution that could occur if diluted securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the Company's earnings.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Earnings per Common Share, Continued

     During the year ended September 30, 1998, the Company, as part of the consideration in a purchase business combination committed to issue 13,793 common shares in future years. The common stock committed to be issued is treated as dilutive common shares and is considered in the diluted earnings per share calculation for the year ended September 30, 1998; however, these shares had no impact on dilutive earnings per share.

     Advertising Costs

     Advertising costs are expensed when they are incurred. Advertising expense was $ 97,309 and $61,401 for the years ended September 30, 1998 and 1997, respectively. The increase in advertising between years is due to a brand name promotion program started in the year ended September 30, 1998.

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

     Reclassifications

     Certain reclassifications have been made to the 1997 financial statements in order to conform to the 1998 financial statement presentation.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


2.   Accounts Receivable
     -------------------

     During the years ended September 30, 1998 and 1997, the Company charged to operations certain accounts receivable determined to be uncollectable amounting to $ 211,186 and $12,254, respectively. The increase in bad debt expense resulted from five customers filing for bankruptcy in the year ended September 30, 1998. The five customers' uncollectibility write off amounted to $174,924 and the Company's sales to them were $156,743 and $312,442 for the years ended September 30, 1998 and 1997, respectively. Collection on accounts previously written off are included in income as they are received.

3.   Inventories
     -----------

     Inventories consists of the following:

                                                    1998              1997
                                                    ----              ----

         Raw materials                        $       551,807   $      602,252
         Finished goods                               528,559          447,804
                                              ----------------  --------------
         Total inventories                    $     1,080,366   $    1,050,056
                                              ================  ==============

4.   Property and Equipment
     ----------------------

     Property and equipment consist of the following:

                                                      1998          1997
                                                      ----          ----

          Property and equipment                  $  2,649,523   $ 2,432,422
          Furniture and fixtures                       109,655       101,410
          Vehicles                                     317,789       311,789
          Leasehold improvements                       490,176       402,011
                                                  -------------  -----------
                                                     3,567,143     3,247,632
             Less: accumulated depreciation         (2,081,712)   (1,786,769)
                                                  ------------   -----------
          Total property and equipment            $  1,485,431   $ 1,460,863
                                                  =============  ===========

     Depreciation expense for the years ended September 30, 1998 and 1997 was $294,943 and $253,020, respectively.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


5.   Lines of Credit
     ---------------

     The Company has operating lines of credit with a bank as follows:
                                                         1998        1997
                                                         ----        ----
     Line  of  credit  with a  maximum  amount  of
     $1,300,000   available,   collateralized   by
     Company  assets and  guaranteed  by its three
     largest  shareholders  who are also corporate
     officers   and   members   of  the  board  of
     directors  of  the  Company   (the   "largest
     shareholders").  Any  unpaid  balance  on the
     bank line of credit is due in January 1999.             -           -

     Line  of  credit  with a  maximum  amount  of
     $240,000  available,  collateralized  by  Fun
     City's  assets  and   collateralized  by  the
     Company  and the  largest  shareholders.  The
     bank line of credit  had a  weighted  average
     interest  rate of  8.55%  and  8.25%  for the
     years  ended  September  30,  1998 and  1997,
     respectively.  The  unpaid  balance is due in
     February  1999 and is  subject  to a one-year
     extension.  It is the Company's  intention at
     this time to extend any unpaid balance at the
     due date.                                        $   240,000   $   200,000
                                                      -----------   -----------
                  Total lines of credit               $   240,000   $   200,000
                                                      ============  ===========

6.   Notes Payable
     -------------

     Notes payable consist of the following:

                                                           1998         1997
                                                           ----         ----

     Note  payable  to a bank,  collateralized  by
     Company's   assets,    payable   in   monthly
     principal installments of $3,690 plus accrued
     interest,  due in  April  2001.  Interest  is
     calculated  at the  bank's  prime  rate  plus
     three-quarters of a point (8.50% at September
     30, 1998).                                       $   114,417   $   158,697

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


6.   Notes Payable, Continued
     ------------------------
                                                         1998           1997
                                                         ----           ----
     Note  payable  issued  as a  portion  of  the
     purchase  price  of  a  business  acquisition
     payable in  monthly  principal  and  interest
     installments of $1,600, due in December 2002.
     Interest is calculated at 7.00%.                   71,590            -

     Note payable to a bank, collateralized by the
     Company's   assets,    payable   in   monthly
     principal and interest  installments of $813,
     due in January  2003.  Interest is calculated
     at 8.00%.                                          35,554            -

     Notes payable are  collateralized  by Company
     vehicles.   The   notes   payable   call  for
     composite  monthly  installments of principal
     and  interest  of $2,193 for  varying  terms,
     none  of  which  exceed   three   years.   At
     September   30,   1998,   the   interest   is
     calculated at rates between 1.95% and 10.50%.      26,760         56,692
                                                    ----------      ---------
     Total notes payable                               248,321        215,389
            Less: current maturities                   (82,361)       (75,197)
                                                    ----------      ---------
     Long term portion of notes payable             $  165,960      $  140,192
                                                    ==========      ==========

     Maturities of notes payable for the years ending September 30:

                  1999                                 $ 82,361
                  2000                                   75,467
                  2001                                   55,377
                  2002                                   27,282
                 2003 and thereafter                      7,834

     Interest expense during the years ended September 30, 1998 and 1997 was $60,211 and $89,547, respectively.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


7.   Deferred Income Taxes
     ---------------------

     The components of the provision for income taxes are as follows:

                                                       1998          1997
                                                       ----          ----
       Current tax expense:
           Federal                                  $ 203,493     $ 215,079
           State                                       29,179        49,332
                                                    ---------     ---------
                                                      232,672       264,411
                                                    ---------     ---------
       Deferred tax expense (benefit):
           Federal                                    (23,555)       (8,380)
           State                                       (7,668)        1,042
                                                    ---------     ---------
                                                      (31,223)       (7,338)
                                                    ---------     ---------
       Total provision                              $ 201,449     $ 257,073
                                                    =========     =========

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 1998 and 1997 are as follows:

                                                       1998           1997
                                                       ----           ----
      Deferred income tax asset:
           State taxes                             $    21,692    $    21,816
           Other                                           987            987
                                                   -----------    -----------
      Total deferred income tax asset                   22,679         22,803
           Valuation allowance                            -               -
                                                   -----------    -----------
      Net deferred income tax asset                     22,679         22,803
                                                   -----------    -----------

      Deferred income tax liability:
           Depreciation                                 66,126         97,473
                                                   -----------    -----------
      Total deferred income tax liability               66,126         97,473
                                                   -----------    -----------
      Net deferred income tax liability            $    43,447    $    74,670
                                                  ============    ===========

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:


                                                       1998             1997
                                                       ----             ----

     Tax expense at U.S. statutory rate                34.0 %          34.0  %
     State tax provision                                5.3             5.9
     Non-deductible expenses                            3.4             6.2
     Utilization of pre-merger net operating
        loss carryforward                             (14.7)             -
     Other                                             (1.6)           (0.3)
                                                     ------          ------
     Effective income tax rate                         26.4 %          45.8 %
                                                     ======          =======

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


8.   Commitments
     ------------

     The Company has operating leases for certain of its facilities. The facilities operating leases are with entities owned by related parties. Future minimum lease payments at September 30, 1998, are as follows:

                                                                     Total
                                                                     -----

                  1999                                            $   415,068
                  2000                                                 82,008
                  2001                                                 82,008
                  2002                                                 82,008
                  2003                                                 61,506
                                                                  -----------
                  Total future minimum lease payments             $   722,598
                                                                  ===========

     Rental expense, resulting from operating lease agreements, was $401,547 and $364,828 during the years ended September 30, 1998 and 1997, respectively.

9.   Stock Options
     -------------

     The Company's 1997 Stock Option Plan (the "plan") instituted in November 1997 permits the issuance for up to 350,000 options for the purchase of its common stock ("options") to selected officers, outside directors, employees, and consultants. The plan options vest pro rata over a five year period and expire ten years from the date of grant. Under the term of the plan, options granted may be either nonqualified or incentive stock options ("ISOs"). The exercise price for nonqualified options or ISOs may not be less than the fair value on the date of the grant. As of the year ended September 30, 1998, no options have been granted.

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to account for the issuance of its options under the plan using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options will be measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


10.      Disclosures about Fair Values of Financial Instruments
         -------------------------------------------------------

         The estimated fair value amounts of all financial instruments, on the Company's 1998 and 1997 balance sheets, have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fai value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

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

     The fair value of noncurrent notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet approximates the fair value as the interest rates approximate current market rates.

11.  Profit-Sharing Plan
     --------------------

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan that covers substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the years ended September 30, 1998 and 1997.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


12.  Acquisitions
     ------------

     T. J. Distributing

     On January 30, 1998, the Company acquired certain assets and related rights of T. J. Distributing (a sole proprietorship) located in Las Vegas, Nevada, for a purchase price of $142,136. The purchase price was comprised of cash, promissory notes, and 13,793 shares of Company restricted common stock that is committed to be issued pro rata annually over the next four years. The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocate to the net assets acquired based on their estimated fair values. The fair value of tangible assets acquired was $21,000. The balance of the purchase price, $121,136 was recorded as the excess of cost over net assets acquired (goodwill). T.J. Distributings' results of operations have been reported by the Company since February 1, 1998.

     Minute Man (Reverse Merger)

     On October 15, 1996, the Company acquired all of the outstanding common stock of Tone Products in a business combination accounted for as a purchase (the purchase transaction is described as a reverse merger acquisition). The preliminary effective purchase price was 773,752 shares of the Company's common stock. In the year ended September 30, 1998, the Company completed its financial assessment of the transaction and 112,490 of those acquisition shares were retired. The Company formerly known as Minute Man had no operations as of the acquisition date. No goodwill has been recorded as a result of this transaction. As this transaction is treated as a reverse merger acquisition, the historical statements are those of Tone Products.

13.  Related Party Transactions
     --------------------------

     Facilities Operating Leases

     The Company leases its Chicago area facility from an affiliated entity owned by the largest shareholders. For the years ended September 30, 1998 and 1997, the Company paid facility rent of $326,820 and $295,290, respectively.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


13.  Related Party Transactions, Continued
     --------------------------------------

     Facilities Operating Leases, Continued

     The Company leases its Las Vegas area facility from a major shareholder who is the former owner of Fun City and currently a member of the Company's board of directors. For the years ended September 30, 1998 and 1997, the Company paid the major shareholder facility rent of $74,727 and $30,240, respectively.

     Acquisition of a Tradename

     During the year ended September 30, 1998, the Company purchased a tradename it had formerly used under a licensing agreement. The tradename was acquired for $300,000 from an entity owned by the largest shareholders.

     Accounts Receivable

     Prior to the year ended September 30, 1997, the Company conducted business with an entity owned by the largest shareholders. The only remnant of that business relationship is an amount owed by the entity to the Company. No interest is being charged or accrued on the outstanding balance. As of September 30, 1998 and 1997, $10,760 and $21,770, respectively, was due from this entity.

14.  Earnings Per Share
     ------------------

     The computation of earnings per common share at September 30, 1998 and 1997 are as follows:
                                                     1998            1997
                                                     ----            ----
     Basic earnings per common share:
       Net income (numerator)                    $  561,401      $  304,155
        Weighted-average shares
         outstanding (denominator)                3,642,483       3,677,082
                                                 ----------      ----------
     Basic earnings per common share             $     0.15      $     0.08
                                                 ==========      ==========

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


14.  Earnings Per Share, Continued
     -----------------------------

     Diluted earnings per common share:

          Net income (numerator)                     $     561,401 $    304,155
                                                     ------------- ------------
          Weighted-average shares
             outstanding                                 3,642,483    3,677,082
          Shares committed to be issued                     13,793         -
                                                     ------------- ------------
          Shares outstanding for the diluted
             earnings per common share
             calculation after assumed
             issuance (denominator)                      3,656,276    3,677,082
                                                     ------------- ------------
          Diluted earnings per common share          $        0.15 $       0.08
                                                     ============= ============

15.  Common Stock
     ------------

     Stock Split

     In October 1996, the Board of Directors authorized a one for four reverse share split of the Company's $0.10 par value common stock. As a result of the reverse share split, the number of shares issued and outstanding was reduced by 2,319,998 and additional paid-in capital was increased by $231,999.

     Reverse Merger

     On October 15, 1996, Tone Products purchased (in a reverse merger acquisition) a 70.50% interest in the Company. The shareholders of Tone Products exchanged all of their shares for 2,275,000 common shares of the Company. As part of this transaction:

          1. Minute Man changed its name to Tone Products, Inc. (an Arkansas corporation) (the "Company").
          2. The board of directors of the Company was expanded from three to seven members. Tone Products shareholders placed six members on the board, and one former Minute Man board member remained. The Minute Man board member subsequently was replaced.

     Common Shares Issued in Exchange for Debt

     In the year ended September 30, 1997, the Company issued 64,500 shares of common stock in payment of debt of $129,000 to the largest shareholder. No gain or loss was recognized on the extinguishment of the debt for common stock.

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


15.  Common Stock, Continued
     -----------------------

     Issuance of Subscribed Shares

     In the year ended September 30, 1997, the Company issued 578,850 shares of stock that had been subscribed during a private placement.

     Retirement of Common Shares

     In the year ended September 30, 1998, the Company determined the final number of common shares to be issued as a result of the reverse merger acquisition of Minute Man. The final determination resulted in the retirement of 112,490 common shares originally issued. The financial effect of the transaction was all within the equity section of the balance sheet.

16.  Geographical Business Segments
     ------------------------------

     In June 1997, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The pronouncement requires implementation for fiscal years beginning after December 15, 1997. While not required to, the Company has elected early implementation. For the years ended September 30, 1998 and 1997, the Company operated in two geographical business segments. Each of the business segments are separate legal entities; each operate in a distinct geographical area with unique product lines.

     Tone Products operates from a facility in Illinois that manufactures and distributes food products in the beverage, dry mix beverage, syrup, condiment and sauce categories that are sold to wholesale customers.

     Fun City operates from a facility in Nevada that manufactures and purchases snack food products that are sold to wholesale and retail customers.

     Both entities sell their products within a 300 mile radius of the facilities.

                                                   1998             1997
                                                   ----             ----
     Revenue
     Tone Products, Inc.                     $     8,795,531   $     8,118,634
     Fun City Popcorn, Inc.                        2,223,925         1,825,598
                                             ---------------   ---------------
            Total revenue                    $    11,019,456   $     9,944,232
                                             ===============   ===============

                               Tone Products, Inc.

                 For the Years Ended September 30, 1998 and 1997
--------------------------------------------------------------------------------


16.   Geographical Business Segments, Continued
      -----------------------------------------
                                                      1998           1997
                                                      ----           ----
          Operating income (loss)
          Tone Products, Inc.                     $    896,555   $    709,421
          Fun City Popcorn, Inc.                       (78,785)       (62,819)
                                                  ------------   ------------
                   Total operating
                     income (loss)                $    817,770   $    646,602
                                                  ============   ============

          Depreciation and amortization
          Tone Products, Inc.                     $    224,032   $    181,500
          Fun City Popcorn, Inc.                       123,328        106,886
                                                  ------------   ------------
                   Total depreciation
                     and amortization             $    347,360   $    288,386
                                                  ============   ============

          Interest expense
          Tone Products, Inc.                     $     31,680   $     73,009
          Fun City Popcorn, Inc.                        28,531         16,538
                                                  -------------  ------------
                   Total interest expense         $     60,211   $     89,547
                                                  =============  ============

          Identifiable assets
          Tone Products, Inc.                     $  3,485,527   $  2,956,021
          Fun City Popcorn, Inc.                     1,334,209      1,292,197
                                                  -------------  ------------
                   Total identifiable assets      $  4,819,736   $  4,248,218
                                                  =============  ============

          Expenditures for long lived assets
          Tone Products, Inc.                     $    293,408   $    153,619
          Fun City Popcorn, Inc.                        26,103         41,651
                                                  -------------  ------------
                   Total expenditures for
                      long lived assets           $    319,511   $    195,270
                                                  =============  ============

17.  Year 2000 Disclosure
     --------------------

     The Company has conducted a comprehensive review of its computer operations to identify the systems that could have been adversely affected by the Year 2000 Issue and has developed and implemented a plan that it believes has resolved the issue. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a major system failure or miscalculations. The Company presently believes that, with modifications already made to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

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


                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:

                                                                                  Officer or
       Name                   Age                Office                        Director Since(1)
       ----                   ---                ------                        -----------------
Timothy E. Evon               43           President, Chief Executive            October, 1996
                                           Officer, and Director

Michael W. Evon               37           Vice-President - Sales and            October, 1996
                                           Marketing, and Director

Thomas J. Evon                42           Vice-President - Special              November, 1996
                                           Accounts, and Director

William H. Hamen              37           Secretary, Treasurer, and Chief       November, 1996
                                           Financial Officer

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

     William H. Hamen has been the Company's controller since 1996 and was named its Secretary, Treasurer and Chief Financial Officer in November 1998 with principal responsibility for accounting and related functions. Previously, Mr. Hamen was an independent systems consultant and a computer network engineer since 1992.

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

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer for the years ended September 30, 1997 and 1998. Timothy E. Evon, Michael W. Evon and Thomas J. Evon currently receive annual salaries of $92,300 each.



                                   Summary Compensation Table

                                              Annual                               Long-Term
                                           Compensation                          Compensation
                                           ------------                          ------------
     Name and                                                  Other Annual       Awards        All Other
Principal Position          Year      Salary        Bonus      Compensation       Options     Compensation
------------------          ----      ------        -----      ------------       -------      ------------
Timothy E. Evon,            1997      $92,300       $500           $0               $0              $0
Chief Executive Officer     1998      $92,300       $500           $0               $0              $0


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information as of November 30, 1998 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group.

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

                                        Number of
                                        Shares of
                                         Common
                                       Stock Owned                   Percent of
                                        of Record                   Common Stock
       Name                        and Beneficially(1)                 Owned
       ----                        -------------------                 -----

Timothy E. Evon                          738,166                       18.8%
Michael W. Evon                          738,166                       18.8%
Thomas J. Evon                           738,166                       18.8%
Jack T. Cory                             125,000                        3.1%
Charles A. Ehemann                        12,500                        0.3%
Edward R. Jancauskas                       1,000                          0%
Cede & Co.                               703,384                       17.9%
All officers and directors             2,377,998                       60.5%
as a group (7 persons)
-----------

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Exhibits: None
     b. Reports on Exhibit 8K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Melrose Park, Illinois, on December 24, 1998.


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

       Signature                        Title                        Date
       ---------                        -----                        ----

 /s/ Timothy E. Evon            President Chief Executive      December 24, 1998
---------------------------     Officer, and Director
Timothy E. Evon


 /s/ Michael W. Evon            Vice-President - Sales and     December 24, 1998
---------------------------     Marketing, and Director
Michael W. Evon


 /s/ Thomas J. Evon             Vice-President - Special       December 24, 1998
---------------------------     Accounts and Director
Thomas J. Evon


 /s/ William H. Hamen           Secretary, Treasurer and       December 24, 1998
---------------------------     Chief Financial Officer
William H. Hamen                (Principal Accounting Officer)


 /s/ Jack T. Cory               Director                       December 24, 1998
---------------------------
Jack T. Cory


 /s/ Charles A. Ehemann         Director                       December 24, 1998
---------------------------
Charles A. Ehemann


 /s/ Edward R Jancauskas        Director                       December 24, 1998
---------------------------
Edward R. Jancauskas