Form 10QSB
period 1998-12-31
TONE PRODUCTS INC
filed 1999-02-16
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934, for the quarter ended December 31, 1998.

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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,597,612 on January 28, 1999.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements



Introduction

The consolidated financial statements have been prepared by Tone Products, Inc.("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 1998. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                               TONE PRODUCTS, INC
                           CONSOLIDATED BALANCE SHEET
                         Dec. 31, 1998 and Dec. 31, 1997
                                    Unaudited

                                                        Dec. 31,        Dec. 31,
                                                          1998            1997
                                                          ----            ----
Current Assets
  Cash                                                    239,362        227,226
  Accounts Receivable                                     763,470      1,025,280
  Due from Related party                                    8,060         19,070
  Inventory                                             1,203,936        873,565
  Prepaids                                                 20,172         16,317
  Deferred Tax Asset                                       18,703         18,108
                                                       ----------     ----------
                  Total Current Assets                  2,253,703      2,179,566

  Property, Net                                         1,487,466      1,490,622
  Other Assets                                              4,648              0
  Goodwill                                                749,745        388,044
                                                       ----------     ----------
                    Total Assets                        4,495,562      4,058,231

  Line of Credit Payable                                  214,954        200,000
  Accounts Payable                                        359,279        292,540
  Note Payble Current Portion                             187,682        195,344
  Capital Lease obligation                                      0              0
  Income Taxes Payable                                    (12,464)       113,670
  Accrued expenses                                        207,020        151,376
  Accrued Property Taxes                                   68,962         71,644
  Current Defferred Tax Liabilities                             0              0
                                                       ----------     ----------
                  Total current Liabilites              1,025,433      1,024,574

Notes Payble Long Term                                     68,001              0
Capital Lease Obligation                                        0              0
Deferred Tax Liabilities                                   62,150         92,778
                                                       ----------     ----------
                  Total long term Liabilities             130,151         92,778
                                                       ----------     ----------
                  Total Liabilities                     1,155,584      1,117,352

Commitments and contingencies
Shareholders equity
  Common Stock 3,579,612 @ $0.10 par value                357,961        369,211
  Common Stock Committed                                   21,136           --
  Capital in excess of par value                          863,307      1,012,057
  Retained Earnings                                     2,097,574      1,559,612
                  Total Shareholders Equity             3,339,978      2,940,880
                                                       ----------     ----------
                  Total Liablilities and
                  shareholders equity                   4,495,562      4,058,232

                               Tone Products, Inc.
                      Consolidated Statement of Operations
                 For the Three Months Ended Dec. 31, 1998, 1997
                                    Unaudited

                                                      Dec. 31,         Dec. 31,
                                                        1998             1997
                                                        ----             ----

Net Sales                                             2,351,064       2,292,685
Cost of Sales                                         1,659,581       1,617,250
                                                     ----------      ----------
   Gross Profit  (Loss)                                 691,483         675,435
Operating Costs and Expense                             689,689         641,738
   Income (Loss) from Operations                          1,794          33,697

Other Expense                                              (150)         (2,565)
Income (Loss) before Provision for taxes                  1,944          36,262

Provision for income taxes                                    0          10,879
                                                     ----------      ----------
         Net (Loss)                                       1,944          25,384

Net income per common share:
         Primary                                           0.00            0.01

         Fully diluted                                     0.00            0.01



                                 TONE PRODUCTS, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended Dec. 31, 1998 and
                    For the Three Months Ended Dec. 31, 1997 and

                                                                 1998         1997
                                                                 ----         ----
Cash flows from operating activities
         Net  income                                          $   1,944    $  25,384
         Adjustments to reconcile income (loss) to net cash
              provided by operating activities:
                   Depreciation and amortization                 89,572       72,097
         Decrease (increase) in assets:
                   Accounts receivable                          211,986      (68,163)
                   Inventory                                   (123,570)     125,491
                   Prepaid expenses                                 252       (4,836)
                   Deferred tax asset                                 0            0
                   Other assets                                       0        4,090
         Increase (decrease) in liabilities:
                   Line of credit payable                       (25,046)           0
                   Accounts payable                             (74,371)    (277,224)
                   Accrued property taxes                        68,962            0
                   Income taxes payable                        (169,000)    (141,090)
                   Deferred tax liabilities                           0            0
                                                              ---------    ---------
                   Cash provided by operating activities        (19,271)    (264,251)
                                                              ---------    ---------
Cash flows provided by (used in) investing activities:
         Purchases of property and equipment                    (63,841)     (96,119)
         Acquisition of subsidiary                                    0            0
                                                              ---------    ---------
                   Cash (used in) investing activities          (63,841)     (96,119)
                                                              ---------    ---------
Cash flows provided by (used in) financing activities:
         Principle payments of debt                                          (20,046)
         Proceeds from notes payable                             24,131            0
         Repurchase of common stock                            (160,000)           0
                                                              ---------    ---------
                   Cash provided by financing activities       (135,869)     (20,046)
                                                              ---------    ---------
Net increase (decrease) in cash                                (218,981)    (380,416)
Cash at beginning of period                                     458,343      349,617
                                                              ---------    ---------
Cash at end of period                                         $ 239,362    ($ 30,799)
                                                              =========    =========


                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    For the Three Months Ended Dec. 31, 1998

                Supplemental Disclosure of Cash Flow Information

                                             1998
                                             ----
                             Interest       $7,600
                             Income taxes   $    0


                               Tone Products, Inc.
                 Consolidated Statements of Shareholders' Equity

                    For the Year Ended September 30, 1998 and
              The Three Months Ended December 31, 1998 (Unaudited)

                                                                                       Common Stock
                                                            Common         Common       Committed
                                                            Shares         Stock       To Be Issued
                                                         -----------    -----------    ------------
Balance, September 30, 1996                                3,048,752        304,876
    Shares issued in payment for debt                         64,500          6,450
    Shares subscribed                                           --             --
    Issuance of subscribed shares                            578,850         57,885
    Net income                                                  --             --
                                                         -----------    -----------    -----------
Balance, September 30, 1997                                3,692,102        369,211
                                                         -----------    -----------    -----------
    Shares retired that  were exchanged
    in the reorganization (reverse merger) of Tone
    Products, Inc.                                          (112,490)   ($   11,250)
    Shares committed and fully paid but not issued
    in the acquisition of T.J. Distributing                                            $    21,136
    Net income
                                                         -----------    -----------    -----------
Balance, September 30, 1998                                3,579,612    $   357,961    $    21,136
                                                         -----------    -----------    -----------
    Common stock Purchased
    Net Income
                                                         -----------    -----------    -----------
Balance, December 31, 1998                                 3,579,612    $   357,961    $    21,136
                                                         ===========    ===========    ===========


(Continued)
                                                                           Stock
                                                           Paid-in      Subscription   Retained
                                                           Capital        Proceeds     Earnings        Total
                                                         -----------    -----------   -----------   -----------

Balance, September 30, 1996                                 (204,308)       988,000     1,230,073     2,318,641
    Shares issued in payment for debt                        122,550           --            --         129,000
    Shares subscribed                                           --          163,700          --         163,700
    Issuance of subscribed shares                          1,093,815     (1,151,700)         --            --
    Net income                                                  --             --         304,155       304,155
                                                         -----------    -----------   -----------   -----------
Balance, September 30, 1997                                1,012,057           --       1,534,228     2,915,496
                                                         -----------    -----------   -----------   -----------
    Shares retired that  were exchanged
    in the reorganization (reverse merger) of Tone
    Products, Inc.                                            11,250
    Shares committed and fully paid but not issued
    in the acquisition of T.J. Distributing                                                              21,136
    Net income                                                                            561,401       561,401
                                                         -----------    -----------   -----------   -----------
Balance, September 30, 1998                              $ 1,023,307                  $ 2,095,629   $ 3,498,033
                                                         -----------    -----------   -----------   -----------
    Common stock Purchased                                  (160,000)
    Net Income                                                                              1,944
                                                         -----------    -----------   -----------   -----------
Balance, December 31, 1998                               $   863,307                  $ 2,097,573   $ 3,339,977
                                                         ===========    ===========   ===========   ===========


                               TONE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Earnings/(Loss) per Common Share

     Primary earnings/(loss) per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the three months ended December 31, 1998, and the three months ended December 31, 1997 was 3,597,612 and 3,695,221, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:


                                           December 31,   December 31,
                                              1998            1997
                                           -----------    -----------
          Leasehold improvements           $   498,676    $   456,115
          Machinery and equipment            2,511,262      2,861,792
          Furniture and fixtures               111,766         96,252
          Vehicles                             509,280        288,338
                                           -----------    -----------
                                             3,630,984      3,616,271
          Less: accumulated depreciation    (2,143,518)    (1,617,695)
                                           -----------    -----------
                                           $ 1,487,466    $ 1,998,576
                                           ===========    ===========

Depreciation expense was $89,572 and $72,097 for the three months ended December 31, 1998 and December 31, 1997, respectively.

3.   Income Tax

     The components of the provision for income taxes are as follows:


                                             Dec. 31,    Dec. 31,
                                               1998       1997
                                               ----       ----
                Current expense:
                  Federal                        --     $ 9,379
                  State                          --       1,500
                                              -------   -------
                                                 --     $10,879
                                              -------   -------
                Deferred expense (benefit):
                  Federal                     $18,703      --
                  State                          --        --
                                              -------   -------

                                                           --
                                              -------   -------
                                              $18,703   $10,879
                                              =======   =======


4.   Commitments and Contingencies

     The Company has operating leases for certain of its facilities. Future minimum lease payments at December 31, 1998, are as follows:

                                                                  Due To
                                                   Total      Related Parties
                                                  --------    ---------------
                  1998                            $250,820       $238,000
                  1999                                --              --
                                                  --------       --------
     Total future minimum lease payments          $250,820       $238,000
                                                  ========       ========

5.   Profit-Sharing Plan

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the six-months ended December 31, 1998.


6.   Related Party Transactions

     The Company leases from entities owned by certain of its shareholders certain operating facilities. For the three month period ended December 31, 1998, the Company paid the entities $123,700 in rent.


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

14.  Earnings per Common Share

     The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The primary and fully diluted weighted average common and common equivalent shares, as applicable, outstanding during the three months ended December 31, 1998 was 3,722,890 and was used in calculating the earnings per share for the six months ended March 31, 1998 and 1997 respectively.

8.   Acquisition and Disposal

     A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                         Cash               $  875,000
                         Stock subscribed      200,000
                                            ----------
                                            $1,075,000
                                            ==========

     The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the three months ended December 31, 1998 was $19,361.


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

          The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the three months ended December 31, 1998 was $19,361.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities. Revenues have increased as a result of increased sauce sales and fruit juice sales. Revenues for the first fiscal quarter ended December 31, 1998, increased 2.5% to $2,351,064 from $2,292,685 in the same period last year.

Net income for the first fiscal quarter ended December 31,1998, decreased to $1,944 from $25,384 last year. Increased expenses related to the development of new products for release in the spring of 1999 were the cause of the decline in net income.


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

Date: February 12, 1999                     TONE PRODUCTS, INC



                                            /s/ TIMOTHY EVON
                                            ------------------------------------
                                            Timothy Evon
                                            Director and President