Form 10QSB
period 1999-03-31
TONE PRODUCTS INC
filed 1999-05-17
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
               ACT OF 1934, for the quarter ended March 31, 1999.

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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,583,100 on April 28, 1999.

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

                               Tone Products, Inc.
                           Consolidated Balance Sheet
              March 31 1999 and March 31, 1998 and 1999 (Unaudited)

                                                          March 31,    March 31,
Current Assets                                              1999         1998
                                                          ---------    ---------
         Cash                                               162,390      186,243
         Accounts Receivable                              1,052,542    1,043,327
         Due from Related party                               5,360       16,370
         Inventory                                        1,670,146    1,099,646
         Prepaids                                           153,834       18,282
         Deferred Tax Asset                                  18,703       18,108
                                                          ---------    ---------
                  Total Current Assets                    3,062,975    2,381,976

         Property, Net                                    1,628,555    1,602,951
         Other Assets                                        18,535         --
         Goodwill                                           733,884      828,525
                                                          ---------    ---------
                  Total Assets                            5,443,948    4,813,452

Current Liabilities
         Line of Credit Payable                             729,954      540,000
         Accounts Payable                                   746,932      550,404
         Note Payble Current Portion                        242,749      396,854
         Income Taxes Payable                                     0       31,330
         Accrued expenses                                   152,270      128,658
         Accrued Property Taxes                              52,644       53,622
         Current Defferred Tax Liabilities                     --           --
                                                          ---------    ---------
                  Total current Liabilites                1,924,548    1,700,868
Notes Payble Long Term                                         --           --
Deferred Tax Liabilities                                     81,888       92,778
                                                          ---------    ---------
                  Total long term Liabilities                81,888       92,778
                                                          ---------    ---------
                  Total Liabilities                       2,006,436    1,793,646

Commitments and contingencies
Shareholders equity
         Common Stock 3,583,100 @ $0.10 par value           358,310      369,221
         Capital in excess of par value                   1,044,094    1,012,047
         Retained Earnings                                2,195,108    1,638,538
         Treasury Stock                                    -160,000         --
                  Total Shareholders Equity               3,437,512    3,019,806
                                                          ---------    ---------
                  Total Liablilities and
                     shareholders equity                  5,443,948    4,813,452

                               Tone Products, Inc
                      Consolidated Statement of Operations
         For the Three Months Ended March 31, 1999 and 1998 (Unaudited)

                                                        March 31,      March 31,
                                                          1999           1998
                                                       ----------     ----------
Net Sales                                              $2,665,594     $2,418,972
Cost of Sales                                           1,876,682      1,738,801
           Gross Profit  (Loss)                           788,912        680,171
Operating Costs and Expense                               644,530        543,928
           Income (Loss) from Operations                  144,382        136,243

Other Expense                                             -13,322         -2,237
Income (Loss) before Provision for taxes                  157,704        138,480

Provision for income taxes                                 59,652         55,392
           Net (Loss)                                      98,052         83,088

Net income per common share:
           Primary                                           0.03           0.02

           Fully diluted                                     0.03           0.02



                               Tone Products, Inc.
                      Consolidated Statement of Operations
          For the Six Months Ended March 31, 1999 and 1998 (Unaudited)

                                                        March 31,      March 31,
                                                          1999            1998
                                                       ----------     ----------
Net Sales                                              $5,016,659     $4,711,621
Cost of Sales                                           3,510,842      3,285,651
           Gross Profit  (Loss)                         1,505,817      1,425,970
Operating Costs and Expense                             1,367,759      1,256,962
           Income (Loss) from Operations                  138,058        169,008

Other Expense (Income)                                    -21,072         -4,840
Income (Loss) before Provision for taxes                  159,130        173,848

Provision for income taxes                                 59,652         69,539
           Net (Loss)                                      99,478        104,309

Net income per common share:
           Primary                                           0.03           0.03

           Fully diluted                                     0.03           0.03


                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 1999 and 1998 (Unaudited)

Cash flows from operating activities
          Net  income                                               98,052   104,309
          Adjustments to reconcile income (loss) to net cash
                  provided by operating activities:
                          Depreciation and amortization            179,144   145,871
          Decrease (increase) in assets:
                          Accounts receivable                      -77,086  -107,980
                          Inventory                               -589,780   -49,589
                          Prepaid expenses                           2,300    -2,943
                          Deferred tax asset                         --         --
                          Other assets                             -81,840  -294,220
          Increase (decrease) in liabilities:
                          Line of credit payable                   489,954   340,000
                          Accounts payable                         403,157   179,866
                          Accrued Expenses                         -28,452   -16,948
                          Income taxes payable                    -156,536  -223,501
                          Deferred tax liabilities                   --         --
                          Cash provided by operating activities    238,913    74,865
Cash flows provided by (used in) investing activities:
          Purchases of property and equipment                     -598,151  -268,704
          Acquisition of TJ's                                        --     -151,000
                          Cash (used in) investing activities     -598,151  -419,704
Cash flows provided by (used in) financing activities:
          Principle payments of debt                              -39,778    -39,778
          Proceeds from notes payable                             103,063    221,243
                          Cash provided by financing activities    63,285    181,465
Net increase (decrease) in cash                                  -295,953   -163,374
Cash at beginning of period                                       458,343    349,617
Cash at end of period                                             162,390    186,243



                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 1999 and 1998 (Unaudited)

Supplemental Disclosure of Cash Flow Information
                                                       1999                1998
                                                       ----                ----

Interest                                              22,735              31,166
Income taxes                                         346,957             293,000


Supplemental Schedule of Non-Cash Investing and Financing Activities

Disposal of subsidiary:
                          Asets                            0             151,000



                                                  Tone Products, Inc.
                                    Consolidated Statements of Shareholders' Equity

                                       For the Year Ended September 30, 1998 and
                                    The Six Months Ended March 31, 1999 (Unaudited)


                                                                            Common Stock                              Stock
                                                     Common       Common     Committed      Treasury    Paid-in    Subscription
                                                     Shares       Stock     To Be Issued     Stock      Capital      Proceeds
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 1996                         3,048,752      304,876                               -204,308      988,000
  Shares issued in payment
   for debt                                            64,500        6,450                                122,550         --
  Shares subscribed                                      --           --                                     --        163,700
  Issuance of subscribed shares                       578,850       57,885                              1,093,815   -1,151,700
  Net income                                             --           --                                     --           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 1997                         3,692,102      369,211                              1,012,057         --
                                                   ----------   ----------   ----------   ----------   ----------   ----------
  Shares retired that were exchanged in
  the reorganization (reverse merger) of
  Tone Products, Inc.                                -112,490     -$11,250                                 11,250
  Shares committed and fully paid but not
  issued in the acquisition of T.J. Distributing                             $   21,136
  Net income
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Balance, September 30, 1998                         3,579,612   $  357,961   $   21,136                $1,023,307
                                                   ----------   ----------   ----------   ----------   ----------   ----------
  Common stock Purchased
  Treasury Stock Purchased                                                                  -160,000
  Stock issued acquisition of TJ's                      3,488          349                                   -349
  Net Income
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Balance, March 31, 1999                             3,583,100   $  358,310   $   21,136    -$160,000   $1,022,958
                                                   ==========   ==========   ==========   ==========   ==========   ==========



Table continued on next page.


                               Tone Products, Inc.
                 Consolidated Statements of Shareholders' Equity

                    For the Year Ended September 30, 1998 and
                 The Six Months Ended March 31, 1999 (Unaudited)
                                  (Continued)

                                                        Retained
                                                        Earnings       Total
                                                       ----------   ----------
Balance, September 30, 1996                             1,230,073    2,318,641
  Shares issued in payment
   for debt                                                 --         129,000
  Shares subscribed                                          --        163,700
  Issuance of subscribed shares                              --           --
  Net income                                              304,155      304,155
                                                       ----------   ----------
Balance, September 30, 1997                             1,534,228    2,915,496
                                                       ----------   ----------
  Shares retired that were exchanged in
  the reorganization (reverse merger) of
  Tone Products, Inc.
  Shares committed and fully paid but not
  issued in the acquisition of T.J. Distributing                        21,136
  Net income                                              561,401      561,401
                                                       ----------   ----------
Balance, September 30, 1998                            $2,095,629   $3,498,033
                                                       ----------   ----------
  Common stock Purchased
  Treasury Stock Purchased                                           -$160,000
  Stock issued acquisition of TJ's
  Net Income                                               99,478   $   99,478
                                                       ----------   ==========
Balance, March 31, 1999                                $2,195,107   $3,437,511
                                                       ==========   ==========


                               TONE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Earnings/(Loss) per Common Share

     Primary earnings/(loss) per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the three months ended March 31, 1999, and the three months ended March 31, 1999 was 3,583,100 and 3,695,221, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:


                                                  March 31,           March 31,
                                                    1999                1998
                                                 -----------        -----------
     Leasehold improvements                      $   567,740        $   456,115
     Machinery and equipment                       2,656,997          2,583,776
     Furniture and fixtures                          111,766            144,655
     Vehicles                                        336,148            331,789
                                                 -----------        -----------
                                                   3,845,783          3,516,336
     Less: accumulated depreciation               (2,217,229)        (1,913,385)
                                                 -----------        -----------
                                                 $ 1,628,554        $ 1,602,950
                                                 ===========        ===========

     Depreciation expense was $147,423 and $126,510 for the six months ended March 31, 1999 and March 31, 1998, respectively.

3.   Income Tax

     The components of the provision for income taxes are as follows:


                                             March 31,  March 31,
                                                1999     1998
                                              -------   -------
                Current expense:
                  Federal                     $48,513   $57,370
                  State                        11,139    12,169
                                              -------   -------
                                              $59,652   $69,539
                                              -------   -------
                Deferred expense (benefit):
                  Federal                     $18,703      --
                  State                          --        --
                                              -------   -------

                                              -------   -------
                                              $18,703   $69,539
                                              =======   =======

4.   Commitments and Contingencies

     The Company has operating leases for certain of its facilities. Future minimum lease payments at March 31, 1999, are as follows:

                                                                  Due To
                                                Total        Related Parties
                                                -----        ---------------
                       1999                    $236,007         $ 236,007
                       2000                    472,014            472,014
                                               --------          --------
     Total future minimum lease payments       $708,021          $708,021
                                               ========          ========

5.   Profit-Sharing Plan

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the six-months ended March 31, 1999.


6.   Related Party Transactions

     The Company leases from entities owned by certain of its shareholders certain operating facilities. For the six-month period ended March 31, 1999, the Company paid the entities $236,007 in rent.

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

14.  Earnings per Common Share

     The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The primary and fully diluted weighted average common and common equivalent shares, as applicable, outstanding during the three months ended March 31, 1999 was 3,726,378 and was used in calculating the earnings per share for the six months ended March 31, 1999 and 1998 respectively.

8.   Acquisition and Disposal

     A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                         Cash               $  875,000
                         Stock subscribed      200,000
                                            ----------
                                            $1,075,000
                                            ==========

     The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the three months ended March 31, 1999 was $19,361.


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

          The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the three months ended March 31, 1999 was $19,361.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities. Revenues have increased as a result of increased sauce sales.

Revenues for the 2nd fiscal quarter ended March 31, 1999, increased 10% to $2,665,594 from $2,418,972 in the same period last year. Net income for the 2nd fiscal quarter ended March 31, 1999, increased to $98,052 or $.03 diluted earnings per share from $83,088 or $.02 diluted earnings per share last year.

Revenues for the 6 month period ended March 31, 1999, increased 6% to $5,016,659 from $4,711,621 in the same period last year. Net income for the 6 month period ended Marsh 31, 1999, decreased 5% to $99,478 or $.03 diluted earnings per share from $104,309 or $.03 diluted earnings per share in the year ago period. The decrease in net income is a result of expenses related to new smoothie and frozen cappacino products. Specifically the cost dispensing equipment and Patent/legal expenses. Some level of these expenses will continue, however revenue from sales of these products should more than offset the expenses after this initial year.


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

Date: April 15, 1999                        TONE PRODUCTS, INC


                                            /s/ TIMOTHY EVON
                                            ------------------------------------
                                            Timothy Evon
                                            Director and President