Form 10QSB
period 1999-06-30
TONE PRODUCTS INC
filed 1999-08-16
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934, for the quarter ended June 30, 1999.

                          Commission File Number 0-4289

                               TONE PRODUCTS, INC.
                               -------------------
             (Exact name of registrant as specified in its charter)



            ARKANSAS                                             71-0390957
            --------                                             ----------
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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,583,100 on July 28, 1999.

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

                               Tone Products, Inc.
                           Consolidated Balance Sheet
                   June 30, 1999 and June 30, 1998 (Unaudited)


                                                         June 30,      June 30,
Current Assets                                             1999          1998
                                                         ---------    ----------
         Cash                                              382,432       212,655
         Accounts Receivable                             1,366,157     1,385,483
         Due from Related party                              9,047        13,460
         Inventory                                       1,651,705       814,199
         Prepaids                                           36,893        15,289
         Deferred Tax Asset                                 18,703        18,108
                                                        ----------    ----------
                  Total Current Assets                   3,464,937     2,459,194

         Property, Net                                   1,789,421     1,595,404
         Other Assets                                       47,673         1,457
         Goodwill                                          718,024       814,614
                                                        ----------    ----------
                  Total Assets                           6,020,055     4,870,669

Current Liabilities
         Line of Credit Payable                            820,726       315,000
         Accounts Payable                                  869,686       647,618
         Note Payble Current Portion                       396,430       371,323
         Income Taxes Payable                                3,600        15,349
         Accrued expenses                                  161,612       130,682
         Accrued Property Taxes                             69,444        70,422
         Current Defferred Tax Liabilities                    --            --
                                                        ----------    ----------
                  Total current Liabilites               2,321,498     1,550,394
Notes Payble Long Term                                        --            --
Deferred Tax Liabilities                                    62,150       197,293
                                                        ----------    ----------
                  Total long term Liabilities               62,150       197,293
                                                        ----------    ----------
                  Total Liabilities                      2,362,610     1,747,687

Commitments and contingencies
Shareholders equity
         Common Stock 3,583,100 @ $0.10 par value          358,310       369,221
         Capital in excess of par value                  1,022,958     1,012,047
         Capital Stock Commitment                           21,136
         Retained Earnings                               2,394,003     1,741,714
         Treasury Stock                                   (160,000)
                  Total Shareholders Equity              3,636,407     3,122,982
                                                        ----------    ----------
                  Total Liablilities and
                     shareholders equity                 6,020,055     4,870,669

                               Tone Products, Inc.
                      Consolidated Statement of Operations
          For the Three Months Ended June 30 1999 and 1998 (Unaudited)


                                                         June 30,       June 30,
                                                           1999           1998
                                                        ---------      ---------
Net Sales                                               3,699,867      3,362,935
Cost of Sales                                           2,612,132      2,492,340
           Gross Profit  (Loss)                         1,087,735        870,595
Operating Costs and Expense                               713,218        636,286
           Income (Loss) from Operations                  374,517        234,309

Other Expense (Income)                                     15,000         13,671
Income (Loss) before Provision for taxes                  359,517        220,638

Provision for income taxes                                143,807         92,461
           Net (Loss)                                     215,710        128,177

Net income per common share:
           Primary                                           0.06           0.04

           Fully diluted                                     0.06           0.04



                               Tone Products, Inc
                      Consolidated Statement of Operations
           For the Nine Months Ended June 30 1999 and 1998 (Unaudited)


                                                         June 30,       June 30,
                                                           1999           1998
                                                        ---------      ---------
Net Sales                                               8,716,524      8,074,555
Cost of Sales                                           6,076,734      5,781,877
           Gross Profit  (Loss)                         2,639,790      2,292,678
Operating Costs and Expense                             2,084,752      1,883,194
           Income (Loss) from Operations                  555,038        409,484

Other Expense                                              16,664         39,999
Income (Loss) before Provision for taxes                  538,374        369,485

Provision for income taxes                                240,000        162,000
           Net (Loss)                                     298,374        207,485

Net income per common share:
           Primary                                           0.09           0.06

           Fully diluted                                     0.09           0.06


                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Nine Months Ended June 30, 1999 and 1998 (Unaudited)


Cash flows from operating activities                                1999        1998
                                                                    ----        -----
          Net  income                                              298,374     207,485
          Adjustments to reconcile income (loss) to net cash
                  provided by operating activities:
                          Depreciation and amortization            268,716     209,126
          Decrease (increase) in assets:
                          Accounts receivable                     (391,001)   (450,136)
                          Inventory                               (571,339)    235,858
                          Prepaid expenses                         (16,469)     (4,064)
                          Other assets                                 (92)   (431,663)
          Increase (decrease) in liabilities:
                          Line of credit payable                   580,726     115,000
                          Accounts payable                         473,402     290,367
                          Accrued Expenses                         (35,376)    (15,850)
                          Income taxes payable                    (152,936)    (77,442)
                          Deferred tax liabilities                    --       103,835
                          Cash provided by operating activities    454,005     182,516
Cash flows provided by (used in) investing activities:
          Purchases of property and equipment                     (617,583)   (342,412)
          Acquisition of TJ's                                         --      (151,000)
                          Cash (used in) investing activities     (617,583)    475,412
Cash flows provided by (used in) financing activities:
          Principle payments of debt                               (45,789)    (65,309)
          Proceeds from notes payable                              133,456     221,243
                          Cash provided by financing activities     87,667     155,934
Net increase (decrease) in cash                                    (75,911)   (136,962)
Cash at beginning of period                                        458,343     349,617
Cash at end of period                                              382,432     212,655


                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          For the Six Months Ended March 31, 1999 and 1998 (Unaudited)


Supplemental Disclosure of Cash Flow Information
                                                      1999                1998
                                                      ----                ----
                          Interest                    41,750              48,076
                          Income taxes               253,612             293,000


Supplemental Schedule of Non-Cash Investing and Financing Activities

Acquisition of subsidiary:
                          Asets acquired                 --              151,000

                                              Tone Products, Inc.
                               Consolidated Statements of Shareholders' Equity

                                   For the Year Ended September 30, 1998 and
                                The Nine Months Ended June 30, 1999 (Unaudited)


                                                                                    Common Stock
                                                          Common         Common      Committed       Treasury
                                                          Shares         Stock      To Be Issued       Stock
                                                       -----------    -----------   ------------    ------------
Balance, September 30, 1996                              3,048,752        304,876
            Shares issued in payment for debt               64,500          6,450
            Shares subscribed                                 --             --
            Issuance of subscribed shares                  578,850         57,885
            Net income                                        --             --
                                                       -----------    -----------    -----------    -----------
Balance, September 30, 1997                              3,692,102        369,211
                                                       -----------    -----------    -----------    -----------
            Shares retired that were exchanged in
            the reorganization (reverse merger) of
               Tone Products, Inc.                        (112,490)   $   (11,250)
            Shares committed and fully paid but
               not issued in the acquisition of
               T.J. Distributing                                                     $    21,136
            Net income
                                                       -----------    -----------    -----------    -----------
Balance, September 30, 1998                              3,579,612    $   357,961    $    21,136
                                                       -----------    -----------    -----------    -----------
            Common stock Purchased
            Treasury Stock Purchased                                                                   (160,000)
            Stock issued acquisition of TJ's                 3,488            349
            Net Income
                                                       -----------    -----------    -----------    -----------
Balance, June 30, 1999                                   3,583,100    $   358,310    $    21,136    $  (160,000)
                                                       ===========    ===========    ===========    ===========



Table is continued below
------------------------

                                                                           Stock
                                                             Paid-in    Subscription    Retained
                                                             Capital      Proceeds      Earnings       Total
                                                           -----------   -----------   ----------    ----------
Balance, September 30, 1996                                   (204,308)      988,000    1,230,073     2,318,641
            Shares issued in payment for debt                  122,550          --           --         129,000
            Shares subscribed                                     --         163,700         --         163,700
            Issuance of subscribed shares                    1,093,815    (1,151,700)        --            --
            Net income                                            --            --        304,155       304,155
                                                           -----------   -----------   ----------    ----------
Balance, September 30, 1997                                  1,012,057          --      1,534,228     2,915,496
                                                           -----------   -----------   ----------    ----------
            Shares retired that were exchanged in
            the reorganization (reverse merger) of
               Tone Products, Inc.                              11,250
            Shares committed and fully paid but
               not issued in the acquisition of
               T.J. Distributing                                                                         21,136
            Net income                                                                    561,401       561,401
                                                           -----------   -----------  -----------   -----------
Balance, September 30, 1998                                $ 1,023,307                $ 2,095,629   $ 3,498,033
                                                           -----------   -----------  -----------   -----------
            Common stock Purchased
            Treasury Stock Purchased                                                                $  (160,000)
            Stock issued acquisition of TJ's                      (349)
            Net Income                                                                    298,374   $   298,374
                                                           -----------   -----------  ===========   ===========
Balance, June 30, 1999                                     $ 1,022,958                $ 2,394,003   $ 3,636,407
                                                           ===========   ===========  ===========   ===========


                               TONE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Earnings/(Loss) per Common Share

     Primary earnings/(loss) per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the three months ended June 30, 1999, and the three months ended June 30, 1998 was 3,583,100 and 3,695,221, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:


                                                   June 30,           June 30,
                                                     1999               1998
                                                     ----               ----
     Leasehold improvements                      $   581,651        $   484,811
     Machinery and equipment                       2,912,336          2,361,564
     Furniture and fixtures                          231,323            220,748
     Vehicles                                        340,996            331,789
                                                 -----------        -----------
                                                   4,066,306          3,572,044
     Less: accumulated depreciation               (2,276,885)        (1,712,821)
                                                 -----------        -----------
                                                 $ 1,789,421        $ 1,438,348
                                                 ===========        ===========


Depreciation expense was $221,135 and $189,765 for the six months ended June 30, 1999 and June 30, 1998, respectively.

3.   Income Tax

     The components of the provision for income taxes are as follows:


                                                       June 30,         June 30,
                                                         1999             1998
                                                         ----             ----
     Current expense:
       Federal                                         $203,000         $137,000
       State                                             37,000           25,000
                                                       --------         --------
                                                       $240,000         $162,000
                                                       --------         --------
     Deferred expense (benefit):
       Federal                                         $ 18,703             --
       State                                               --               --
                                                       --------         --------

                                                       --------         --------
                                                       $158,703         $162,000
                                                       ========         ========
4.   Commitments and Contingencies

     The Company has operating leases for certain of its facilities. Future minimum lease payments at June 30, 1999, are as follows:

                                                                      Due To
                                                 Total           Related Parties
                                                 -----           ---------------
              1999                             $118,003            $ 118,003
              2000                              472,014              472,014
                                               --------             --------
     Total future minimum lease payments       $590,017             $590,017
                                               ========             ========

5.   Profit-Sharing Plan

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the nine-months ended June 30, 1999.


6.   Related Party Transactions

     The Company leases from entities owned by certain of its shareholders certain operating facilities. For the nine-month period ended June 30, 1999, the Company paid the entities $354,010 in rent.

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

14.  Earnings per Common Share

          The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The primary and fully diluted weighted average common and common equivalent shares, as applicable, outstanding during the three months ended June 30, 1999 was 3,566,378 and 3,726,378 was used in calculating the earnings per share for the six months ended June 30, 1999 and 1998 respectively.

8.   Acquisition and Disposal

          A. On May 31, 1996, Tone acquired all of the outstanding stock of Fun City Popcorn, Inc., a Nevada Corporation, for $1,075,000 as follows:

                         Cash               $  875,000
                         Stock subscribed      200,000
                                            ----------
                                            $1,075,000
                                            ==========

          The acquisition has been accounted for as a purchase transaction and, accordingly, the fair value of the purchase price was allocated to assets and liabilities based on the estimated fair value as of the acquisition date. The excess value of the Company's stock over and above the value of the net assets of $442,076, recorded as goodwill to be amortized on the straight-line basis over 15 years. The amount of goodwill amortization for the three months ended March 31, 1999 was $19,361


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

Revenues for the 3rd fiscal quarter ended June 30, 1999, increased 10% to $3,699,867 from $3,362,935 in the same period last year. Net income for the 3rd fiscal quarter ended June 30, 1999, increased 68% to $215,710 or $0.06 diluted earnings per share from $128,177 or $0.04 diluted earnings per share last year.

Revenues for the 9 month period ended June 30, 1999, increased 8% to $8,716,524 from $8,074,555 in the same period last year. Net income for the 9 month period ended June 30, 1999 increased 43% to $298,374 or $0.09 diluted earnings per share form $207,485 or $0.06 diluted earnings per share in the year ago period. Contributing to the revenue gains were our smoothie and cappuccino products, as well as barbecue sauces. New customers were added in both categories during the quarter.


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

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 15, 1999                       TONE PRODUCTS, INC


                                            /s/ TIMOTHY EVON
                                            ------------------------------------
                                            Timothy Evon
                                            Director and President