Form 10KSB40
period 1999-09-30
TONE PRODUCTS INC
filed 1999-12-28
CIK 66810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the fiscal year ended September 30, 1999

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

     As of November 30, 1999, 3,235,200 shares of the Registrant's $.10 par value Common Stock were outstanding. As of November 30, 1999, the market value of the Registrant's $.10 par value Common Stock, excluding shares held by affiliates, was $973,702 based upon a closing bid price of $1.00 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     The registrant's revenues for its most recent fiscal year were $11,675,668.

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

Trade Names and Trademarks

     The Company has registered a number of its proprietary brand names as trademarks or trade names in Illinois or with the United States Patent office, including "Bonnie", "Rainbo-Rich", and "Players' Choice" and "Balboa Bay". There can be no assurance that the Company's trademarks or trade names will not be copied or challenged by others.

Employees

     At November 30, 1999, the Company employed 45 individuals including its four executive officers, 11 administrative and clerical employees and 30 factory and warehouse employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases 72,000 square feet of office, warehouse and manufacturing space in Melrose Park, Illinois on a one year lease expiring September 30, 1999 at a monthly rental of $33,235 or $5.54 per square foot. The Company also leases 16,802 square feet of office and warehouse space in Las Vegas, Nevada on a one year lease expiring May 31, 2000 at a monthly rental of $8,544 or $6.10 per square foot. The Company leases its Melrose Park, Illinois facility from two of its executive officers and directors and its Las Vegas, Nevada facility from one of the directors. The Company believes that the terms of both such facilities leases are fair, reasonable, and consistent with the terms of leases which could be obtained from unaffiliated parties. The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

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

                                                         Bid Price
                                                -------------------------
By Quarter Ended:                                High                Low
-----------------                                ----                ---

September 30, 1999..........................    $1.00               $ .62
June 30, 1999...............................    $1.25               $1.00
March 31, 1999..............................    $1.00               $ .87
December 31, 1998 ..........................    $1.25               $0.75

September 30, 1998 .........................    $1.00               $ .62
June 30, 1998...............................    $1.25               $1.00
March 31, 1998 .............................    $1.87               $1.50
December 1997 ..............................    $1.50               $0.75

     As of November 30, 1999, the Company had approximately 600 beneficial holders of its Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

     The Company is authorized to issue 50,000,000 shares of $.10 par value Common Stock. At December 15, 1999, there were 3,235,200 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to any prior rights of holders of Preferred Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and non-assessable.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

General

Results of Operations-September 30, 1999 Compared to September 30, 1997

     Net Sales for the 12 month period ended September 30, 1999 increased to $11,675,668 from $11,019,456 in 1998 which represents an increase of almost 6%. Sales increases were a result of a new private label packaging customers in the sauce and beverage categories. Sales increased in the sauce division during the period by 18% over the previous year.

     Cost of goods sold increased to 73.2% of sales or $8,552,54 from 72% or $7,892,331 a year ago. Higher labor costs were the largest factor in this increase.

     Operating income rose to $828,725 from $817,770 for the previous year. Increased expenses related to a new products line were the primary reason that operating income did not keep pace with sales increases.

     Net Income after tax was $415,971, down from $561,401 in 1998. The decrease was resulting from an increase in the provision for income taxes. The provision for income taxes increased to $372,971 from $201,449 in 1998. The 1998 provision was extraordinarily low due to the utilization of a $120,212 pre-merger net operating loss carry-forward in 1998.

Liquidity and Capital Resources

     The Company has access to traditional lines of credit and term financing and has in each of the past three years increased its lines of credit in order to keep pace with growth. The Company had not made any material commitments for capital expenditures as of September 30, 1999 and believes it has sufficient cash resources to meet its needs in calendar 2000.

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

Trends

     The Company expects the supply of raw materials in the three largest purchase categories to remain stable. Liquid sweeteners, juice concentrates and packaging materials are expected to remain in adequate supply through fiscal 2000. The Company's purchasing power with suppliers continues to grow, and cost of sales should not be adversely effected by raw material purchasing calender 2000.

     If the nations prolonged economic growth continues the Company sees labor shortages creating increased expense in direct labor as well as production management. It is not yet apparent whether these increased costs will result in lower gross margins, which would require price increases to customers. The Company will be evaluating the effect of labor efficiencies created by the new production lines, in order to determine the degree to which these efficiencies may offset increases in the cost of labor.

     The Company has hired a Director of Sales and Marketing who has an extensive background in food sales and sales management. His mandate is to focus on sales of our core product lines to mid and large sized distributors and food service companies.

     Sales of private label sauces and marinades should continue to grow this year. Growth in the sauce division over the past two years has largely been by word of mouth. The Company will begin this year to actively market the products and services of the sauce division nationally.


     This Form 10-KSB specifies the forward looking statements of management. Forward looking statements are statements that estimate or anticipate the happening of future events. The forward looking statement of management specified in this Form 10-KSB have been compiled on the basis of assumptions made by management and considered to be reasonable. Future operating results of the Company, however, are impossible to predict and not representation regarding future operating results of the Company is to be inferred from those forward looking statements. The assumptions used for purposes of the forward looking statements specified in this Form 10-KSB represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislature, industry, and other circumstances. As a result, the developing and selecting assumptions from and among reasonable alternatives require the exercise of judgement to the extent that the assumed events do not occur. The outcome may vary substantially from that projected, and accordingly, no opinion is expressed regarding the achievability of particular forward looking results. In addition, those forward looking statements have been compiled as of the date of this Form 10-KSB and should be evaluated with consideration of any changes occurring after the date of this Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                               Tone Products, Inc.



                 Index to the Consolidated Financial Statements

                      As of September 30, 1999 and 1998 and
        For Each of the Two Years in the Period Ended September 30, 1999
--------------------------------------------------------------------------------

     Report of Independent Auditors                                        1

     Consolidated Financial Statements of Tone Products, Inc.:

          Consolidated Balance Sheets, September 30, 1999 and
             1998                                                          2

          Consolidated Statements of Operations for Each of
             the Two Years in the Period Ended September 30,
             1999                                                          4

          Consolidated Statements of Shareholders' Equity for
             Each of the Two Years in the Period  Ended
             September 30, 1999                                            5

          Consolidated Statements of Cash Flows for Each of
             the Two Years in the Period Ended September 30,
             1999                                                          6

     Notes to the Consolidated Financial Statements                        8

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------



To the Board of Directors
Tone Products, Inc.

We have audited the accompanying consolidated balance sheets of Tone Products, Inc. and its subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tone Products, Inc. and its subsidiaries at September 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.



Kelly & Company
Newport Beach, California
December 8, 1999

                               Tone Products, Inc.


                           Consolidated Balance Sheets
                           September 30, 1999 and 1998

--------------------------------------------------------------------------------

                                     ASSETS

                                                         1999             1998
                                                         ----             ----
Current assets:
     Cash and equivalents                             $  173,248      $  458,343
     Accounts receivable - trade, net                  1,042,409         975,456
     Due from a related party                               --            10,760
     Inventories                                       1,725,472       1,080,366
     Prepaid expenses                                     44,504          20,424
     Deferred tax asset                                      927          18,703
                                                      ----------      ----------

Total current assets                                   2,986,560       2,564,052

Property and equipment, net                            1,722,261       1,485,431
Intangible assets, net                                   702,163         765,605
Deposits                                                   4,648           4,648
                                                      ----------      ----------

Total assets                                          $5,415,632      $4,819,736
                                                      ==========      ==========





The accompanying notes are an integral part of the consolidated financial statements.

                               Tone Products, Inc.


                           Consolidated Balance Sheets
                           September 30, 1999 and 1998

--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                             1999         1998
                                                             ----         ----
Current liabilities:
     Lines of credit                                     $  835,954   $  240,000
     Accounts payable - trade                               402,746      406,053
Accrued expenses                                            299,699      208,643
     Notes payable, current maturities                      104,010       82,361
     Income taxes payable                                     6,404      156,536
                                                         ----------   ----------
Total current liabilities                                 1,648,813    1,093,593

Notes payable, net of current maturities                    139,505      165,960
Deferred tax liability                                       66,584       62,150
                                                         ----------   ----------

Total liabilities                                         1,854,902    1,321,703
                                                         ----------   ----------

Commitments and contingencies

Shareholders' equity:
     Convertible Series A preferred stock; $10 par
        value; 500,000 shares authorized; none
        issued and outstanding at September 30,
        1999 and 1998                                          --           --
     Common stock; $0.10 par value; 50,000,000 shares
        authorized; 3,235,200 and 3,579,612 shares
        issued and outstanding at September 30, 1999
        and 1998, respectively                              323,520      357,961
Common stock committed to be issued                          15,364       21,136
Additional paid-in capital                                  804,746    1,023,307
Retained earnings                                         2,417,100    2,095,629
                                                         ----------   ----------

Total shareholders' equity                                3,560,730    3,498,033
                                                         ----------   ----------

Total liabilities and shareholders' equity               $5,415,632   $4,819,736
                                                         ==========   ==========


The accompanying notes are an integral part of the consolidated financial statements.



                               Tone Products, Inc.


                      Consolidated Statements of Operations

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------


                                                         1999             1998
                                                         ----             ----

Net sales                                            $ 11,675,668    $ 11,019,456
Cost of sales                                           8,552,954       7,892,331
                                                     ------------    ------------

     Gross profit                                       3,122,714       3,127,125

Operating costs and expenses                            2,293,989       2,309,355
                                                     ------------    ------------

Income from operations                                    828,725         817,770
                                                     ------------    ------------
Other income (expense):
     Interest expense                                     (62,698)        (60,211)
     Interest income                                        3,106           3,337
     Other income                                          19,809           1,954
                                                     ------------    ------------

                                                          (39,783)        (54,920)
                                                     ------------    ------------

Income before provision for income taxes                  788,942         762,850
Provision for income taxes                                372,971         201,449
                                                     ------------    ------------

Net income                                           $    415,971    $    561,401
                                                     ============    ============



Net income per share, basic and diluted              $       0.12    $       0.15
                                                     ============    ============

Basic weighted average common shares outstanding        3,417,841       3,642,433
                                                     ============    ============

Diluted weighted average common shares outstanding      3,428,146       3,656,276
                                                     ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                                       4


                                                        Tone Products, Inc.


                                          Consolidated Statements of Shareholders' Equity

                               For the Each of the Two Years in the Period Ended September 30, 1999

-----------------------------------------------------------------------------------------------------------------------------------
                                                                           Common Stock    Additional
                                                Common         Common        Committed      Paid-in       Retained
                                                Shares         Stock       To Be Issued     Capital       Earnings         Total
                                                ------         -----       ------------     -------       --------         -----

Balance, September 30, 1997                    3,692,102    $   369,211           --      $ 1,012,057    $ 1,534,228    $ 2,915,496

  Shares retired that were initially
     issued in the reorganization
     (reverse merger) of Tone Product Inc.      (112,490)       (11,250)          --           11,250           --             --

  Shares committed and fully paid but not
     issued in the acquisition of T.J
     Distributing                                   --             --      $    21,136           --             --           21,136

  Net income                                        --             --             --             --          561,401        561,401
                                             -----------    -----------    -----------    -----------    -----------    -----------


Balance, September 30, 1998                    3,579,612        357,961         21,136      1,023,307      2,095,629      3,498,033

  Issuance of committed shares                     3,488            349         (5,772)         5,423           --             --

  Shares repurchased and retired by the
     Company                                    (347,900)       (34,790)          --         (223,984)       (94,500)      (353,274)

  Net income                                        --             --             --             --          415,971        415,971
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, September 30, 1999                    3,235,200    $   323,520    $    15,364    $   804,746    $ 2,417,100    $ 3,560,730
                                             ===========    ===========    ===========    ===========    ===========    ===========




                         The accompanying notes are an integral part of the consolidated financial statements.

                                                                 5

                               Tone Products, Inc.


                      Consolidated Statements of Cash Flows

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------


                                                           1999         1998
                                                           ----         ----

Cash flows from operating activities:

     Net income                                         $ 415,971    $ 561,401
  Adjustments to reconcile income to net
  cash provided by operating activities:
     Depreciation and amortization                        397,719      347,360
     Allowance for uncollectable accounts receivable        6,105      211,186
     Inventory obsolescence                                  --         22,147
     Gain on sale of assets                               (11,526)        --
Decrease (increase) in assets, net of effects
from purchase of T. J. Distributing:
     Accounts receivable - trade, net                     (73,058)    (251,295)
     Due from a related party                              10,760       11,010
     Inventories                                         (645,106)     (42,457)
     Prepaid expenses                                     (24,080)      (8,943)
     Deferred tax asset                                    17,776         (595)
     Other assets                                            --           (558)
Increase (decrease) in liabilities:
     Accounts payable - trade                              (3,307)      36,971
     Accrued expenses                                      91,056        7,961
     Income taxes payable                                (150,132)     (98,255)
     Deferred tax liability                                 4,434      (30,628)
                                                        ---------    ---------

Cash provided by operating activities                      36,612      765,305
                                                        ---------    ---------

Cash flows provided by (used in) investing activities

     Purchase of T.J. Distributing                           --        (36,000)
     Acquisition of tradename                                --       (300,000)
     Purchase of property and equipment                  (589,546)    (308,511)
     Sale of property and equipment                        29,965         --
                                                        ---------    ---------

Cash used in investing activities                        (559,581)    (644,511)
                                                        ---------    ---------

The accompanying notes are an integral part of the consolidated financial statements.

                               Tone Products, Inc.


                      Consolidated Statements of Cash Flows

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

                                                           1999          1998
                                                           ----          ----

Cash flows provided by (used in) financing activities:

     Net proceeds from the line of credit                $ 595,954    $  40,000
     Payment on notes payable                              (92,217)     (92,068)
     Proceeds from the issuance of notes payable            87,411       40,000
     Purchase and retirement of Company
         common stock                                     (353,274)        --
                                                         ---------    ---------

Cash provided by (used in) financing activities            237,874      (12,068)
                                                         ---------    ---------

Net increase (decrease) in cash                           (285,095)     108,726

Cash at beginning of period                                458,343      349,617
                                                         ---------    ---------

Cash at end of period                                    $ 173,248    $ 458,343
                                                         =========    =========


                Supplemental Disclosure of Cash Flow Information

                                                           1999          1998
                                                           ----          ----

Interest paid                                            $  62,698    $  60,211
Income taxes paid                                        $ 527,537    $ 330,332

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Business acquisition:
     Assets acquired                                          --      $ 106,136
     Liabilities incurred                                     --      $ (85,000)
     Common stock committed to be issued                      --      $ (21,136)

Issuance of committed stock:
     Common stock committed to be issues                 $   5,772         --
     Common stock                                        $    (349)        --
     Additional paid-in capital                          $  (5,423)        --


The accompanying notes are an integral part of the consolidated financial statements.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

1.   Description of Business
     -----------------------

     Operations

     Tone Products, Inc. (an Arkansas corporation)(the "Company") and its subsidiaries, Fun City Popcorn, Inc. (a Nevada Corporation)("Fun City") and Tone Products, Inc. (an Illinois corporation)("Tone Products") are engaged in the purchase, manufacture, and wholesale distribution of food products in the beverage, dry mix beverage, snack, syrup, condiments, and sauce categories.

2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, Fun City and Tone Products. All significant intercompany transactions have been eliminated.

     Recognition of Revenue

     Revenues are recognized when the Company's products are shipped.

     Cash and Equivalents

     The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts which exceeded the federally insured limits by $ 14,126 and $355,145 at September 30, 1999 and 1998, respectively; however, the Company has not experienced any losses in such accounts.

     Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company sells products to private and public companies supplying the food services industry, certain governmental entities, and public institutions primarily within a 300-mile radius of each of its two facility locations. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Concentration of Credit Risk, Continued

     be not collectible. No single customer accounted for more than 10% of the accounts receivable at September 30, 1999 and 1998 or of the revenues for the years then ended.

     Inventories

     Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis, which approximates the first in - first out method of valuation. The Company's management monitors inventories for excess, obsolete, and calendar date sensitive items and makes necessary valuation corrections when such adjustments are required.

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

                                                    Estimated Useful
                                                          Life
                                                          ----
           Property and equipment                           7 years
           Furniture and fixtures                       5 - 7 years
           Vehicles                                     5 - 7 years
           Leasehold improvements                       5 -39 years

     Intangible Assets

     Intangible assets represent the excess of the acquisition cost over the value assigned to the net tangible assets at the date a business or assets are acquired. Intangible assets consist of goodwill and a trademark, which are amortized over fifteen years utilizing the straight-line method.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Impairment of Long-Lived Assets

     The Company annually evaluates its long-lived assets, including intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at September 30, 1999 and 1998.

     Income Taxes

     The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.

     Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company will continue to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. Compensation cost of stock options granted to employees, if any, will be measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is amortized over the requisite vesting periods.

     Advertising Costs

     Advertising costs are expensed as they are incurred. Advertising expense was $75,905 and $97,309 for the years ended September 30, 1999 and 1998, respectively.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Earnings per Common Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. This pronouncement replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share ("EPS"), respectively. Earnings for the years ended September 30, 1999 and 1998 have been calculated in accordance with this pronouncement.

     Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

     Use of Estimates

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

     Financial Statement Classification

     Certain amounts within the 1998 financial statements have been reclassified in order to conform to the 1999 financial statement presentation.

3.   Accounts Receivable - Trade, Net
     --------------------------------

     During the years ended September 30, 1999 and 1998, the Company charged to operations an allowance for certain accounts receivable - trade, estimated to be uncollectable amounting to $6,105 and $211,186, respectively. The bad debt expense in the year ended September 30, 1998 resulted in large part from five customers filing for bankruptcy. The five customers' uncollectibility allowance amounted to $174,924, and Company sales to them were $156,743 for the year ended September 30, 1998.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

4.   Inventories
     -----------

     At September 30, 1999 and 1998 inventories consisted of the following:

                                                         1999         1998
                                                         ----         ----

             Raw materials                            $  918,061   $  551,807
             Work in process                             215,640         --
             Finished goods                              591,771      528,559
                                                      ----------   ----------

             Total inventories                        $1,725,472   $1,080,366
                                                      ==========   ==========

     In 1999, the Company purchased fabricated parts sufficient to manufacture approximately 200 units of a new Company developed drink dispensing machine. The costs of these parts total $215,640 and are included as work in process inventory. The Company intends to issue the drink dispensing machines as part of a new drink product sales program, which will commence in 2000.

5.   Property and Equipment
     ----------------------

     At September 30, 1999 and 1998, property and equipment consisted of the following:

                                                  1999           1998
                                                  ----           ----

        Property and equipment                $ 3,004,079    $ 2,649,523
        Furniture and fixtures                    111,766        109,655
        Vehicles                                  338,679        317,789
        Leasehold improvements                    581,651        490,176
                                              -----------    -----------

                                                4,036,175      3,567,143
             Less: accumulated depreciation    (2,313,914)    (2,081,712)
                                              -----------    -----------

        Total property and equipment          $ 1,722,261    $ 1,485,431
                                              ===========    ===========

     Depreciation expense for the years ended September 30, 1999 and 1998 was $334,277 and $294,943, respectively.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

6.   Intangible Assets
     -----------------

     At September 30, 1999 and 1998, intangible assets consisted of the following:

                                                        1999         1998
                                                        ----         ----
        Goodwill resulting from the acquisition of
          Fun City Popcorn, Inc.                     $ 442,076    $ 442,076
        Goodwill resulting from the acquisition of
          T.J. Distributing                            121,136      121,136
        Acquisition of the Balboa Bay trademark        300,000      300,000
                                                     ---------    ---------

                                                       863,212      863,212
           Less: accumulated amortization             (161,049)     (97,607)
                                                     ---------    ---------

        Intangible assets, net                       $ 702,163    $ 765,605
                                                     =========    =========

     Amortization expense for the years ended September 30, 1999 and 1998 was $63,442 and $52,417, respectively.

7.   Lines of Credit
     ---------------

     At September 30, 1999 and 1998, the Company had operating lines of credit with a bank as follows:

                                                          1999         1998
                                                          ----         ----

     Line of credit with a maximum amount of
     $1,300,000 available, collateralized by all
     Tone Products assets and guaranteed by its
     three largest shareholders, two of whom are
     also corporate officers and members of the
     board of directors of the Company (the
     "largest shareholders"). The bank line of
     credit had a weighted average interest rate
     of 7.64% for the year ended September 30,
     1999. The bank line of credit expires in
     February 2000 and is eligible for a one-year
     extension. It is the Company's intention at
     this time to extend any unpaid balance at the
     due date.                                          $580,772        --

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

7.   Lines of Credit, Continued
     --------------------------

                                                          1999         1998
                                                          ----         ----

     Line of credit with a maximum amount of
     $650,000 available, collateralized by certain
     Tone Products assets and guaranteed by the
     largest shareholders. The bank line of credit
     had a weighted average interest rate of 8.14%
     for the year ended September 30, 1999. The
     bank line of credit expires in March 2000 and
     is eligible for a one-year extension. It is
     the Company's intention at this time to
     extend any unpaid balance at the due date.         $165,228        --

     Line of credit with a maximum amount of
     $300,000 available, collateralized by certain
     Fun City assets and guaranteed by the largest
     shareholders. The bank line of credit had a
     weighted average interest rate of 7.89% and
     8.55% for the years ended September 30, 1999
     and 1998, respectively. The bank line of
     credit expires in February 2000 and is
     eligible for a one-year extension. It is the
     Company's intention at this time to extend
     any unpaid balance at the due date.                  89,954    $240,000
                                                        --------    --------

     Total lines of credit                              $835,954    $240,000
                                                        ========    ========

8.   Notes Payable
     -------------

     At September 30, 1999 and 1998, notes payable consist of the following:

     Collateralized
                                                          1999         1998
                                                          ----         ----

     Note payable to a bank, collateralized by
     certain Tone Products assets, payable in
     monthly principal installments of $3,690 plus
     accrued interest, due in April 2001. Interest
     is calculated at the bank's prime rate plus
     three-quarters of a point (9.00% and 8.5% per
     annum at September 30, 1999 and 1998,
     respectively).                                    $  70,137   $ 114,417

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

8.   Notes Payable, Continued
     ------------------------

     Collateralized, Continued

                                                          1999         1998
                                                          ----         ----

     Note payable to a bank, collateralized by
     certain Tone Products assets, payable in
     monthly principal and interest installments
     of $813, with any unpaid principal and
     interest due in January 2003. Interest is
     calculated at a fixed rate of 8.00% per
     annum.                                            $  29,067   $  35,554

     Notes payable, collateralized by certain of
     the Company's vehicles. Currently, the notes
     call for composite monthly installments of
     principal and interest of $3,411 for varying
     terms, none of which exceed three years. At
     September 30, 1999, the interest is
     calculated at rates varying between .90% and
     8.50% per annum. On one of the notes payable,
     the noteholder (an automobile manufacturer
     related finance company) provided a "less
     than market" financing rate as an incentive
     to purchase a truck. Accordingly, on that
     particular note payable, the carrying amount
     was adjusted to a representative market rate
     of 7.00% to recognize the fair value of the
     future payments due to a below market
     interest rate (Note 12).                             87,460      26,760

     Uncollateralized

     Note payable to an individual as part of the
     purchase price of a business acquisition;
     payable in monthly principal and interest
     installments of $1,600, with any unpaid
     principal and interest due in December 2002.
     Interest is calculated at a fixed rate of
     7.00% per annum.                                     56,851      71,590
                                                       ---------   ---------


      Total notes payable                                243,515     248,321
           Less: current maturities                     (104,010)    (82,361)
                                                       ---------   ---------

      Long term portion of notes payable               $ 139,505   $ 165,960
                                                       =========   =========

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

8.   Notes Payable, Continued
     ------------------------

     Maturities of notes payable for the years ending September 30:

           2000                                       $     104,010
           2001                                              85,106
           2002                                              44,236
           2003                                              10,163

     Interest expense during the years ended September 30, 1999 and 1998 was $62,698 and $60,211, respectively.

9.   Other Income
     ------------

     For each of the two years in the period ended September 30, 1999, the components of other income are:

                                                       1999        1998
                                                       ----        ----

        Gain on the sale of assets, net              $11,526        --
        Miscellaneous other income                     8,283     $ 1,954
                                                     -------     -------

        Total other income                           $19,809     $ 1,954
                                                     =======     =======

10.  Income Taxes
     ------------

     At September 30, 1999 and 1998, the components of the provision for income taxes are:

                                                   1999          1998
                                                   ----          ----
        Current tax expense:
             Federal                            $ 307,142     $ 203,493
             State                                 43,619        29,179
                                                ---------     ---------

                                                  350,761       232,672
                                                ---------     ---------
        Deferred tax expense (benefit):
             Federal                               21,375       (23,555)
             State                                    835        (7,668)
                                                ---------     ---------

                                                   22,210       (31,223)
                                                ---------     ---------

        Total provision                         $ 372,971     $ 201,449
                                                =========     =========

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

10.   Income Taxes, Continued
      -----------------------

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 1999 and 1998 are:

                                                       1999        1998
                                                       ----        ----
        Deferred income tax asset:
             State taxes                             $ 4,198     $21,692
             Other                                       987         987
                                                     -------     -------

        Total deferred income tax asset                5,185      22,679
             Valuation allowance                        --          --
                                                     -------     -------

        Net deferred income tax asset                  5,185      22,679
                                                     -------     -------
        Deferred income tax liability:
             Depreciation                             70,842      66,126
                                                     -------     -------

        Total deferred income tax liability           70,842      66,126
                                                     -------     -------

        Net deferred income tax liability            $65,657     $43,447
                                                     =======     =======

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                              1999       1998
                                                              ----       ----

        Tax expense at U.S. statutory rate                    34.0%      34.0%
        State tax provision                                    3.7        5.3
        Non-deductible expenses                                4.6        3.4
        Utilization of pre-merger net operating loss
          carryforward                                          --      (14.7)
        Assessment of additional taxes related to a
          prior period                                         2.8         --
        Other                                                  2.2       (1.6)
                                                              -----     ------

        Effective income tax rate                             47.3%      26.4%
                                                              =====     ======

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

11.  Stock-Based Compensation
     ------------------------

     The Company's 1997 Stock Option Plan (the "plan") adopted in November 1997 provides for the issuance of up to 350,000 options to purchase shares of its common stock to selected officers, outside directors, employees, and consultants. The plan's options vest pro rata over a five-year period and expire ten years from the date of grant. Under the term of the plan, options granted may be either nonqualified or incentive stock options ("ISOs"). The exercise price for nonqualified options or ISOs may not be less than the quoted market price of the stock on date the option is granted. For the two years ended September 30, 1999, no options have been granted.

12.  Disclosures about Fair Values of Financial Instruments
     ------------------------------------------------------

     The estimated fair value amounts of all financial instruments on the Company's 1999 and 1998 balance sheets, which are held for nontrading purposes, have been determined by using available market information and appropriate valuation methodologies. Fair value is described as the amount at which the instrument could be exchanged in a current transaction between informed willing parties, other than in a forced liquidation. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company does not have any off balance sheet financial instruments.

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

          Cash and equivalents, accounts receivable, inventory, prepaids, accounts payable, line of credit payable, and certain other current liability amounts are reported in the balance sheet at their approximate fair value due to the short term maturities of these instruments except for those identified below.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

12.  Disclosures about Fair Values of Financial Instruments, Continued
     -----------------------------------------------------------------

     The fair value of noncurrent notes payable is estimated by determining the net present value of future payments. The carrying amount on the balance sheet exceed the fair value as the interest rate on one note was below market (Note 8).

                                          1999                  1998
                                   -------------------   -------------------

                                   Carrying    Fair      Carrying     Fair
                                    Amount     Value      Amount      Value
                                    ------     -----      ------      -----

        Due from a related party       --         --     $ 10,760   $ 10,282

        Notes payable              $243,515   $242,033   $248,321   $248,321


13.  Employee Benefit Plans
     ----------------------

     Profit-Sharing Plan

     Effective November 1998, the Company terminated its noncontributory profit sharing plan (the "plan") that covered substantially all employees. No employer contributions were made for the years ended September 30, 1999 and 1998. The plan is currently pending the Internal Revenue Service and Department of Labor termination reviews prior to being shut down.

     Employee Retirement Plan

     In November 1998, the Company adopted an employee benefit plan, whereby eligible employees may elect to defer a portion of their annual compensation, up to a maximum of 15%, pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate. The Company matches contributions on a discretionary basis as determined by the board of directors. There were no Company contributions to the plan for the year ended September 30, 1999.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

14.   Acquisition
      -----------

     T. J. DistributingO

     On January 30, 1998, the Company acquired certain assets and related rights of T. J. Distributing (a sole proprietorship) located in Las Vegas, Nevada, for a purchase price of $142,136. The purchase price was comprised of cash, a promissory note, and 13,793 shares of the Company's common stock that was committed to be issued pro rata annually over a four year period. As of September 30, 1999, 3,488 of the committed shares have been issued. The acquisition was recorded using the purchase method of accounting. Accordingly, a portion of the purchase price was allocated to the net assets acquired based on their estimated fair values. The fair value of the tangible assets acquired was $21,000. The balance of the purchase price, $121,136 was recorded as the excess of cost over net assets acquired (goodwill) (Note 6). T.J. Distributings' results of operations have been reported by the Company since February 1, 1998.

15.  Related Party Transactions
     --------------------------

     Facilities Operating Leases

     The Company leases its Chicago area facility from an entity owned by the largest shareholders. For the years ended September 30, 1999 and 1998, the Company paid facility rent of $333,060 and $326,820, respectively.

     The Company leases its Las Vegas area facility from a major shareholder who is the former owner of Fun City and currently is a member of the Company's board of directors. For the years ended September 30, 1999 and 1998, the Company paid the major shareholder facility rent of $ 82,008 and $74,727, respectively.

     Acquisition of a Tradename

     During the year ended September 30, 1998, the Company purchased a tradename it had formerly used under a licensing agreement. The tradename was acquired for $300,000 from an entity owned by the largest shareholders (Note 6).

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

15.   Related Party Transactions, Continued
      -------------------------------------

     Due from a Related Party

     In years prior to the year ended September 30, 1998, the Company conducted business with an entity owned by the largest shareholders. The only remnant of that business relationship was a residual amount due from the entity to the Company. No interest was charged or accrued on the outstanding balance, and accordingly, the carrying value was adjusted to recognize the fair value of the future payments due to no interest being charged to the entity (Note 12). During the year ended September 30, 1999, the amount was paid in full.

16.  Commitments
     -----------

     The Company leases its facilities on operating leases with future minimum lease payments at September 30, 1999, are as follows:

                2000                                    $ 426,318
                2001                                       82,008
                2002                                       82,008
                2003                                       56,712
                                                        ---------

                Total future minimum lease payments     $ 647,046
                                                        =========

     Rental expense was $415,068 and $401,547 during the years ended September 30, 1999 and 1998, respectively.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

17.  Earnings Per Share
     ------------------

     The computation of earnings per common share at September 30, 1999 and 1998 are as follows:

                                                           1999         1998
                                                           ----         ----
        Basic earnings per common share:
             Net income (numerator)                    $  415,971   $  561,401
        Weighted-average shares outstanding
                (denominator)                           3,417,841    3,642,483
                                                       ----------   ----------

        Basic earnings per common share                $     0.12   $     0.15
                                                       ==========   ==========

        Diluted earnings per common share:
             Net income (numerator)                    $  415,971   $  561,401
                                                       ----------   ----------
             Weighted-average shares outstanding        3,417,841    3,642,483
             Shares committed to be issued                 10,305       13,793
                                                       ----------   ----------
             Shares outstanding for the diluted
               earnings per common share calculation
               after assumed issuance (denominator)     3,428,146    3,656,276
                                                       ----------   ----------

        Diluted earnings per common share              $     0.12   $     0.15
                                                       ==========   ==========


18.  Common Stock
     ------------

     Settlement of Reverse Merger Acquisition Shares

     In the year ended September 30, 1998, the Company determined the final number of common shares to be issued as a result of the reverse merger acquisition consummated during the year ended September 30, 1997. The final determination resulted in the retirement of 112,490 common shares originally issued at the date of the acquisition . The financial effect of the transaction was all within the equity section of the balance sheet.

     Shares Committed

     In the year ended September 30, 1998, the Company committed to issue 13,793 shares of its common stock over a four-year period as part of the purchase price of a business (Note 14). The fair value of the commitment to issue the common shares over four years was $21,136. In the year ended September 30, 1999, the Company issued 3,488 of the committed shares.

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

18.  Common Stock, Continued
     -----------------------

     Shares Retired

     In 1999, the Company repurchased 347,900 shares of its common stock for $353,274. Of those shares, 100,000 were repurchased from one of the largest shareholders who formerly was a corporate officer and a member of the board of directors at a price greater than the original issuance value resulting in a decrease to retained earnings of $94,500.

19.  Geographical Business Segments
     ------------------------------

     For the years ended September 30, 1999 and 1998, the Company operated in two geographical business segments. Each of the business segments are separate legal entities; each operate in a distinct geographical area with unique product lines.

     Tone Products operates from facilities in Chicago, Illinois that manufacture and distribute food products in the beverage, dry mix beverage, syrup, condiment and sauce categories that are sold to wholesale customers.

     Fun City operates from facilities in Las Vegas, Nevada that manufacture and purchase snack food products that are sold to wholesale and retail customers.

     Both entities focus their marketing efforts for their products on the client base within a 300 mile radius of the facilities.

                                                  1999            1998
                                                  ----            ----

        Revenue
        Tone Products, Inc.                   $  9,295,681    $  8,795,531
        Fun City Popcorn, Inc.                   2,379,987       2,223,925
                                              ------------    ------------

        Total revenue                         $ 11,675,668    $ 11,019,456
                                              ============    ============

        Operating income (loss)
        Tone Products, Inc.                   $    882,765    $    896,555
        Fun City Popcorn, Inc.                     (54,040)        (78,785)
                                              ------------    ------------

        Total operating income (loss)         $    828,725    $    817,770
                                              ============    ============

        Depreciation and amortization
        Tone Products, Inc.                   $    263,027    $    224,032
        Fun City Popcorn, Inc.                     134,692         123,328
                                              ------------    ------------

        Total depreciation and amortization   $    397,719    $    347,360
                                              ============    ============

                               Tone Products, Inc.


                   Notes to Consolidated Financial Statements

      For the Each of the Two Years in the Period Ended September 30, 1999

--------------------------------------------------------------------------------

19.  Geographical Business Segments, Continued
     -----------------------------------------

       Interest expense
       Tone Products, Inc.                        $   46,350   $   31,680
       Fun City Popcorn, Inc.                         16,348       28,531
                                                  ----------   ----------

       Total interest expense                     $   62,698   $   60,211
                                                  ==========   ==========

       Identifiable assets
       Tone Products, Inc.                        $4,141,812   $3,485,527
       Fun City Popcorn, Inc.                      1,273,820    1,334,209
                                                  ----------   ----------

       Total identifiable assets                  $5,415,632   $4,819,736
                                                  ==========   ==========

       Expenditures for long lived assets
       Tone Products, Inc.                        $  547,882   $  293,408
       Fun City Popcorn, Inc.                         41,663       26,103
                                                  ----------   ----------

       Total expenditures for long lived assets   $  589,545   $  319,511
                                                  ==========   ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------
Not Applicable


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:

                                                               Officer or
       Name               Age            Office                Director Since(1)
       ----               ---            ------                -----------------

Timothy E. Evon           46       President, Chief Executive   October, 1996
                                   Officer, and Director

Thomas J. Evon            44       Vice-President - Special     November, 1996
                                   Accounts, and Director

William H. Hamen          39       Secretary, Treasurer,
                                   Chief Financial Officer
                                   and Director                 November, 1996

Jack T. Cory              58       Director                     October, 1996

Charles A. Ehemann        47       Director                     October, 1996

Edward R. Jancauskas      58       Director                     November, 1997

Martin J. Finan           38       Director                     March, 1999


(1) Reflects the date TPI was acquired by the Company. Messrs. Evon and Evon had been directors of TPI, the Company's predecessor, from September 1978.

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

     William H. Hamen has been the Company's controller since 1996 and was named its Secretary, Treasurer and Chief Financial Officer in November 2000 with principal responsibility for accounting and related functions. Previously, Mr. Hamen was an independent systems consultant and a computer network engineer since 1992.

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

     Martin J. Finan has been employed by S.G. Cowen Corp. since 1993 and currently is the Director of the Structured Finance Group. Previously he was the Vice President of Corporate Finance at Westpac Corp. Mr. Finan is a C.P.A. and has a M.B.A. from the University of Chicago.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer for the years ended September 30, 1998 and 1999. Timothy E. Evon currently receives an annual salaries of $114,000.


                                   Summary Compensation Table

                                              Annual                               Long-Term
                                           Compensation                           Compensation
                                           ------------                           ------------
     Name and                                              Other Annual    Awar     All Other
Principal Position          Year      Salary        Bonus  Compensation  Options  Compensation
------------------          ----      ------        -----  ------------  -------  ------------
Timothy E. Evon,            1998      $92,300       $500       $0           $0          $0
Chief Executive Officer     1999      $104,300      $500       $0           $0          $0


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information as of November 30, 1999 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group.

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

                                        Number of
                                        Shares of
                                         Common
                                       Stock Owned                   Percent of
                                        of Record                   Common Stock
       Name                        and Beneficially(1)                 Owned
       ----                        -------------------                 -----

Timothy E. Evon                          738,166                       22.8%
Thomas J. Evon                           738,166                       22.8%
Michael W.Evon                           516,666                       22.8%
Jack T. Cory                             255,000                        7.9%
Charles A. Ehemann                        12,500                        0.4%
Edward R. Jancauskas                       1,000                          0%
Cede & Co.                               567,750                       17.5%
All officers and directors             2,482,998                       76.7%
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

     In December 1997 the Company agreed to purchase from Tone Juices, Inc., ("TJ") an affiliated company owned by Timothy E. Evon, Thomas J. Evon, and Michael W. Evon, the trade name "Balboa Bay" which was owned by TJ, but used by the Company as the brand name for fruit juices sold by the Company to certain Coca-Cola bottlers. The purchase price of $300,000 will be paid by the Company's assumption of a promissory note in like amount payable to a commercial bank and executed by Timothy E. Evon, Thomas J. Evon, and Michael W. Evon. Management of the Company believes that it was in the Company's best interest to acquire the trade name in order for the Company to continue sales of its fruit juice products under the "Balboa Bay" label to the Coca-Cola bottlers.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Exhibits: None
     b. Reports on Exhibit 8K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Melrose Park, Illinois, on December 24, 1999.


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

       Signature                        Title                        Date
       ---------                        -----                        ----

/s/ Timothy E. Evon             President Chief Executive      December 24, 1999
---------------------------     Officer, and Director
Timothy E. Evon


/s/ Thomas J. Evon              Vice-President - Special       December 24, 1999
---------------------------     Accounts and Director
Thomas J. Evon


/s/ William H. Hamen            Secretary, Treasurer,          December 24, 1999
---------------------------     Chief Financial Officer
William H. Hamen                (Principal Accounting Officer)
                                and Director


/s/ Jack T. Cory                Director                       December 24, 1999
---------------------------
Jack T. Cory


/s/ Charles A. Ehemann          Director                       December 24, 1999
---------------------------
Charles A. Ehemann


/s/ Edward R Jancauskas         Director                       December 24, 1999
---------------------------
Edward R. Jancauskas


/s/ Martin J. Finan             Director                       December 24, 1999
---------------------------
Martin J. Finan