Form 10QSB
period 1999-12-31
TONE PRODUCTS INC
filed 2000-02-15
CIK 66810

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

              ACT OF 1934, for the quarter ended December 31, 1999.

                          Commission File Number 0-4289

                               TONE PRODUCTS, INC.
              ----------------------------------------------------
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



                                 (708) 681-3660
               --------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,235,200 on January 28, 2000.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

The consolidated financial statements have been prepared by Tone Products, Inc.("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 1999. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.





                                          Tone Products, Inc.
                                       Balance Sheet (Unaudited)
                                       December 31, 1999 & 1998
                                                                           1999                    1998
                                                                           ----                    ----
                                             ASSETS
CURRENT ASSETS
                Cash                                                      364,317                 239,632
                Accounts Receivable                                       971,941                 763,470
                Due from related party                                       --                     8,060
                Prepaids                                                   19,694                  20,172
                Deferred Tax Asset                                         12,223                  18,703
                Inventory                                               1,617,906               1,203,936

                              Total Current Assets                      2,986,081               2,253,703

                Property Net                                            1,673,858               1,487,466
                Other Assets                                                3,119                   4,648
                Goodwill                                                  722,970                 749,745
                                                                       ----------              ----------
                              Total Assets                              5,386,028               4,495,562

CURRENT LIABILITIES
                Line of Credit Payable                                    770,726                 214,954
                Accounts Payable                                          371,795                 359,279
                Note Payable - Current portion                            295,097                 187,682
                Income Taxes Payable                                       10,554                 (12,464)
                Accrued Expenses                                          187,385                 207,020
                Accrued Property Taxes                                     77,241                  68,962
                Current Deferred Tax Liabilities                             --                      --


                              Total Current Liabilities                 1,712,798               1,025,433

LONG TERM LIABILITIES
                Notes Payable Long Term                                    59,067                  68,001
                Capital Lease Obligation                                     --                      --
                Deferred Tax Liabilities                                   66,584                  62,150


                              Total Long Term Liabilities                 125,652                 130,151
                              Total Liabilities                         1,838,450               1,155,584

STOCKHOLDERS' EQUITY
                Capital Stock                                             323,520                 357,961
                Additional Paid in Capital                                804,746                 863,307
                Treasury Stock                                            (21,000)                   --
                Common Stock Comitted                                      15,364                  21,136
                Retained Earnings                                       2,424,949               2,097,574

                              Total Shareholders Equity                 3,547,579               3,339,978
                                                                       ----------              ----------
Total Liabilities and Stockholders' Equity                              5,386,028               4,495,562





                               Tone Products, Inc.
                      Consolidated Statement of Operations
         For the Three Months Ended December 31, 1999 & 1998 (Unaudited)


                                                        1999           1998
                                                        ----           ----


Net Sales                                             2,568,854      2,351,064
Cost of Sales                                         1,854,274      1,659,581

                Gross Profit (Loss)                     714,580        691,483
Operating Costs and Expense                             677,401        689,689
                Income (Loss) from Operations            37,179          1,794

Other Expense                                            16,930           (150)

Income (Loss) before provision for taxes                 20,249          1,944

Provision for income taxes                               12,400           --

                Net (Loss)                                7,849          1,944

Net income per common share:
                Primary                                    0.00           0.00
                Fully diluted                              0.00           0.00




                                               TONE PRODUCTS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Three Months Ended December 31, 1999 and 1998 (Unaudited)

                                                                                1999                 1998
                                                                                ----                 ----
Cash flows from operating activities
         Net income                                                             7,849                1,944
         Adjustments to reconcile income
                   (loss) to net cash provided by
                   operating activities:
                           Depreciation and amortization                      104,600               89,572

         Decrease (increase) in assets:
                           Accounts receivable                                 70,468              211,986
                           Inventory                                          107,566             (123,570)
                           Prepaid expenses                                    44,504                  252
                           Deferred tax asset                                 (11,296)                --
                           Other assets                                       (19,278)                --
         Increase (decrease) in liabilities:
                           Line of credit payable                             (65,228)             (25,046)
                           Accounts payable                                   (30,951)             (74,371)
                           Accrued Expenses                                  (112,314)              68,962
                           Income taxes payable                                 4,150             (169,000)
                           Deferred tax liabilities                              --                   --
                           Cash provided by oper
Cash flows provided by (used in) investing activities:
         Purchases of property and equipment                                  119,112              (63,841)
         Acquisition of TJ's                                                     --                   --
                           Cash (used in) investing activities                119,112              (63,841)
Cash flows provided by (used in) financing activities:
         Principle payments of debt                                           (39,778)                --
         Proceeds from notes payable                                           11,665               24,131
         Repurchase of common stock                                              --               (160,000)
                           Cash provided by financing activities              (28,113)            (135,869)
Net increase (decrease) in cash                                               191,069             (218,981)
Cash at beginning of period                                                   173,248              458,343
Cash at end of period                                                         364,317              239,362





                               TONE PRODUCTS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Three Months Ended December 31, 1999 and 1998 (Unaudited)
Supplemental Disclosure of Cash Flow Information


                                             1999                  1998
                                             ----                  ----
              Interest
                                             18,647                7,600
              Income taxes
                                               --                    --




                                                For the Year Ended September 30, 1998 and
                                           The Three Months Ended December 31, 1999 (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                     Common Stock
                                            Common       Common       Committed     Treasury   Paid-in       Retained
                                            Shares       Stock       To Be Issued     Stock    Capital       Earnings      Total
                                           ------------  ----------- ------------- ---------- ------------  ------------ -----------
Balance, September 30, 1997                  3,692,102      369,211                             1,012,057     1,534,228   2,915,496
                                           ------------  ----------- ------------- ---------- ------------ ------------ -----------
       Shares retired that
        were exchanged in the                 -112,490     -$11,250                                11,250
        reorganization (reverse merger)
        of Tone Products, Inc.
       Shares committed and fully paid
        but not issured in the                                            $21,136                                            21,136
        acquisition of T.J. Distributing
       Net income                                                                                               561,401     561,401
                                           ------------  ----------- ------------- ---------- ------------  ------------ -----------
Balance, September 30, 1998                  3,579,612     $357,961       $21,136              $1,023,307    $2,095,629  $3,498,033
                                           ------------  ----------- ------------- ---------- ------------  ------------ -----------

      Shares repurchased and retired          -347,900      -34,790                              -223,984       -94,500   -$353,274
      Stock issued acquisition of TJ's           3,488          349        -5,772                   5,423
      Net Income                                                                                                415,971    $415,971
                                           ------------  ----------- ------------- ---------- ------------  ------------ -----------
Balance, September 31, 1999                  3,235,200     $323,520       $15,364                $804,746    $2,417,100  $3,560,730
                                           ============  =========== ============= ========== ============  ============ ===========

      Treasury Stock                                                                  -21,000                              -$21,000
      Net Income                                                                                                  7,849      $7,849
                                           ------------  ----------- ------------- ---------- ------------  ------------ -----------
Balance, December 31, 1999                   3,235,200      323,520       $15,364    -$21,000    $804,746    $2,424,949  $3,547,579



                               TONE PRODUCTS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Earnings/(Loss) per Common Share

     Primary earnings/(loss) per common and common equivalent share, assuming no dilution, are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The number of weighted average common and common equivalent shares, as applicable, outstanding during the three months ended December 31, 1999, and the three months ended December 31, 1998 was 3,235,200 and 3,692,102, respectively. Primary and fully diluted earnings per share are the same due to minimal trading in the Company's stock.


2.   Property, Plant, and Equipment

     Property, plant, and equipment consist of the following:


                                         December 31,               December 31,
                                             1999                       1998
                                         -----------                ------------
Leasehold improvements                   $   581,651                $   484,676
Machinery and equipment                    2,776,560                  2,511,262
Furniture and fixtures                       287,393                    111,766
Vehicles                                     430,908                    509,280
                                         -----------                -----------
                                           4,076,512                  3,630,984
Less: accumulated depreciation            (2,402,654)                (2,143,518)
                                         -----------                -----------
                                         $ 1,673,858                $ 1,487,466
                                         ===========                ===========

Depreciation expense was $88,740 and $89,572 for the three months ended December 31, 1999 and December 31, 1998, respectively.

3.   Income Tax

     The components of the provision for income taxes are as follows:


                                                December 31,       December 31,
                                                   1999               1998
                                               ------------        ------------
              Current expense:
                Federal                           $10,300           $ 9,379
                State                               2,100             1,500
                                                  -------           -------
                                                  $12,400           $10,879
                                                  -------           -------
              Deferred expense (benefit):
                Federal                           $54,063                --
                State                              12,521                --
                                                  -------           -------
                                                   66,584
                                                  -------           -------
                                                  $78,984           $10,879
                                                  =======           =======
4.   Commitments and Contingencies

     The Company has operating leases for certain of its facilities. Future minimum lease payments at December 31, 1999, are as follows:

                                                                     Due To
                                                 Total          Related Parties
                                               --------         ----------------
                       2000                    $319,738           $ 312,305
                       2001                      82,008              82,008
                                               --------           ---------
     Total future minimum lease payments       $401,746           $ 394,313
                                               ========           =========

5.   Profit-Sharing Plan

     Effective January 1, 1989, the Company amended and restated a noncontributory profit sharing retirement plan covering substantially all employees. Annual employer contributions to the plan are made at the discretion of management. No employer contribution was made for the three months ended December 31, 1999.


6.   Related Party Transactions

     The Company leases from entities owned by certain of its shareholders certain operating facilities. For the three month period ended December 31, 1999, the Company paid the entities $113,435 in rent.

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

14.  Earnings per Common Share

     The computation of both primary and fully diluted earnings per common and common equivalent share are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each year. The primary and fully diluted weighted average common and common equivalent shares, as applicable, outstanding during the three months ended December 31, 1999 was 3,535,200 and 3,726,378 was used in calculating the earnings per share for the six months ended December 31, 1999 and 1998 respectively.

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

Revenues for the 1st fiscal quarter ended December 31, 1999, increased 9% to $2,568,854 from $2,351,064 in the same period last year. Net income for the 1st fiscal quarter ended December 31, 1999, increased to $7,849 or $0.00 diluted earnings per share from $1,944 or $0.00 diluted earnings per share last year.

Contributing to the revenue gains were barbeque sauce products, sales of which increased 12%, as well as private label beverage bases. Costs remain consistent with previous quarters. Labor shortages are being felt, but do not as yet contribute significantly to costs.


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

Date: February 14, 2000                     TONE PRODUCTS, INC


                                            /s/ TIMOTHY EVON
                                            ------------------------------------
                                            Timothy Evon
                                            Director and President