Form 10QSB
period 2000-03-31
TONE PRODUCTS INC
filed 2000-05-15
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934, for the quarter ended March 31,2000.

                          Commission File Number 0-4289

                               TONE PRODUCTS, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)



          ARKANSAS                                              71-0390957
 ------------------------------                             ------------------
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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 3,235,200 on February 28, 2000.

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

                               Tone Products, Inc.


                        Consolidated Financial Statements

                                   (Unaudited)

                            As of March 31, 2000 and
                    For the Three and Six Month Periods Ended
                             March 31, 2000 and 1999

                               Tone Products, Inc.

                           Consolidated Balance Sheet

                                   (Unaudited)
                                 March 31, 2000

--------------------------------------------------------------------------------



                                     ASSETS

Current assets:
     Cash and equivalents                                             $  261,666
     Accounts receivable - trade, net                                  1,216,374
     Note receivable                                                      55,150
     Inventories                                                       1,649,672
     Prepaid expenses                                                     30,274
     Deferred tax asset                                                      700
                                                                      ----------

Total current assets                                                   3,213,836

Property and equipment, net                                            1,597,021
Intangible assets, net                                                   698,602
Other assets                                                              31,186
                                                                      ----------

Total assets                                                          $5,540,645
                                                                      ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                               Tone Products, Inc.

                           Consolidated Balance Sheet

                                   (Unaudited)
                                 March 31, 2000

--------------------------------------------------------------------------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Lines of credit                                                  $  570,726
     Accounts payable - trade                                            628,481
     Accrued expenses                                                    236,751
     Notes payable, current maturities                                   138,990
     Income taxes payable                                                 77,039
                                                                      ----------
Total current liabilities                                              1,651,987

Notes payable, net of current maturities                                 215,654
Deferred tax liability                                                    66,584
                                                                      ----------

Total liabilities                                                      1,934,225
                                                                      ----------

Commitments and contingencies

Shareholders' equity:
     Convertible Series A preferred stock;
        $10 par value; 500,000 shares
        authorized; none issued and outstanding
        at March 31, 2000
                                                                      ----------
     Common stock; $0.10 par value; 50,000,000
        shares authorized; 3,194,923 shares
        issued and  outstanding at
        March 31, 2000                                                   319,492
Additional paid-in capital                                               773,556
Retained earnings                                                      2,513,372
                                                                      ----------

Total shareholders' equity                                             3,606,420
                                                                      ----------

Total liabilities and shareholders' equity                            $5,540,645
                                                                      ==========


         The accompanying notes are an integral part of the consolidated financial statements.


                                               Tone Products, Inc.

                                        Consolidated Statements of Operations

                                                     (Unaudited)
                        For the Three and Six Month Periods Ended March 31, 2000 and 1999

-------------------------------------------------------------------------------------------------------------------------



                                                           Three Month Periods                  Six Month Periods
                                                             Ended March 31,                      Ended March 31,
                                                             ---------------                      ---------------
                                                         2000               1999               2000              1999
                                                         ----               ----               ----              ----

Net sales                                             $2,861,507         $2,665,594         $5,430,361         $5,016,659
Cost of sales                                          1,966,792          1,876,682          3,858,019          3,510,842
                                                      ----------         ----------         ----------         ----------

     Gross profit                                        894,715            788,912          1,572,342          1,505,817
Operating costs and expenses                             698,861            644,530          1,396,963          1,367,759
                                                      ----------         ----------         ----------         ----------

Income from operations                                   195,854            144,382            175,379            138,058
Other income                                               5,584             13,322             11,301             21,072
                                                      ----------         ----------         ----------         ----------

Income before provision for income taxes                 201,438            157,704            186,680            159,130
Provision for income taxes                                87,910             59,652             90,408             59,652
                                                      ----------         ----------         ----------         ----------

Net income                                            $  113,528         $   98,052         $   96,272         $   99,478
                                                      ==========         ==========         ==========         ==========



Net income per share, basic and diluted               $     0.04         $     0.03         $     0.03         $     0.03
                                                      ==========         ==========         ==========         ==========



      The  accompanying  notes are an integral part of the consolidated financial statements.





                                                   Tone Products, Inc.

                                       Consolidated Statements of Shareholders' Equity

                                                       (Unaudited)
                                        For the Six Month Period Ended March 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------


                                                                           Common Stock     Additional
                                                 Common        Common        Committed       Paid-in        Retained
                                                 Shares         Stock       To Be Issued     Capital        Earnings       Total
                                                 ------         -----       ------------     -------        --------       -----


Balance, September 30, 1999                     3,235,200    $   323,520    $    15,364    $   804,746    $ 2,417,100   $ 3,560,730
  Cash issued in lieu of
     committed shares                                --             --          (15,364)         5,059           --         (10,305)
  Shares  repurchased  by the Company
     and retired                                  (40,277)        (4,028)          --          (36,249)          --         (40,277)
  Net income                                         --             --             --             --           96,272        96,272
                                              -----------    -----------    -----------    -----------    -----------   -----------

Balance, March 31, 2000                         3,194,923    $   319,492           --      $   773,556    $ 2,513,372   $ 3,606,420
                                              ===========    ===========    ===========    ===========    ===========   ===========




                               The accompanying notes are an integralpart of the consolidated financial statements.






                                     Tone Products, Inc.

                           Consolidated Statements of Cash Flows

                                          (Unaudited)

                    For the Six Month Periods Ended March 31, 2000 and 1999

------------------------------------------------------------------------------------------------------

                                                                        2000                   1999
                                                                        ----                   ----

Cash flows from operating activities:

Net income                                                           $  96,272               $  99,478
  Adjustments to reconcile income
   to net cash provided by operating activities:
     Depreciation and amortization                                     209,200                 177,718
  Decrease (increase) in assets:
     Accounts receivable - trade, net                                 (166,965)                (77,086)
     Inventories                                                        75,800                (589,780)
     Prepaid expenses                                                   14,230                   2,300
     Deferred tax asset                                                    227                    --
     Other assets                                                      (88,688)                (81,840)
Increase (decrease) in liabilities:
     Accounts payable - trade                                          225,724                 403,157
     Accrued expenses                                                 (128,262)                (28,452)
     Income taxes payable                                               70,635                (156,536)
     Deferred tax liability                                             65,314                    --
                                                                     ---------               ---------

Cash provided by (used in) operating activities                        373,487                (251,041)
                                                                     ---------               ---------

Cash flows provided by (used in) investing activities

     Purchase of property and equipment                                 75,542                (598,151)
                                                                     ---------               ---------
Cash provided by (used in) investing activities                         75,542                (598,151)
                                                                     ---------               ---------



           The accompanying notes are an integral part of the consolidated financial statements.



                                         Tone Products, Inc.

                               Consolidated Statements of Cash Flows

                                             (Unaudited)

                        For the Six Month Periods Ended March 31, 2000 and 1999

-------------------------------------------------------------------------------------------------------------

                                                                                2000                  1999
                                                                                ----                  ----

      Cash flows provided by (used in) financing activities:

           Proceeds from (payments on) lines of credit                       $(266,279)             $ 489,954
           Payment on notes payable                                            (43,750)               (39,778)
           Proceeds from the issuance of notes payable                            --                  103,063
           Cash issued in lieu of committed shares                             (10,305)                  --
           Purchase and retirement of Company common stock                     (40,277)                  --
                                                                             ---------              ---------

      Cash provided by (used in) financing activities                         (360,611)               553,239
                                                                             ---------              ---------

      Net increase (decrease) in cash                                           88,418               (295,953)

      Cash at beginning of period                                              173,248                458,343
                                                                             ---------              ---------

      Cash at end of period                                                  $ 261,666              $ 162,390
                                                                             =========              =========


                               Supplemental Disclosure of Cash Flow Information
                                                                                2000                   1999
                                                                                ----                   ----
      Interest paid                                                          $  39,236              $  22,735
      Income taxes paid                                                           --                $ 346,957


                 The accompanying notes are an integral part of the consolidated financial statements.

                                                            6

                               Tone Products, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                              As of March 31, 2000
             For the Six Month Periods Ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


1. Basis of Presentation
   ---------------------

     In the opinion of the management of Tone Products, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 2000, the results of its operations for the three month and six month periods ended March 31, 2000 and 1999 and the related condensed statements of shareholders' equity and cash flows for the six month periods ended March 31, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 1999.

2. Property and Equipment
   ----------------------

     At March 31, 2000, property and equipment consisted of the following:

           Property and equipment                         $  2,960,743
           Furniture and fixtures                              207,342
           Vehicles                                            338,679
           Leasehold improvements                              581,651
                                                          ------------
                                                             4,088,415
                Less: accumulated depreciation             (2,491,394)
                                                          -----------
           Total property and equipment                   $  1,597,021
                                                          ============

     Depreciation expense for the three month periods ended March 31, 2000 and 1999 was $88,740 and $74,729, respectively and for the six month periods ended March 31, 2000 and 1999 was $177,480 and $147,423, respectively.

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               Tone Products, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                              As of March 31, 2000
             For the Six Month Periods Ended March 31, 2000 and 1999

--------------------------------------------------------------------------------

3. Income Taxes
   ------------

     The components of the provision for income taxes for the six month periods ended March 31, 2000 and 1999 are:


                                                     2000           1999
                                                     ----           ----
       Current tax expense:
            Federal                              $   83,299      $   48,513
            State                                    11,886          11,139
                                                 ----------      ----------

                                                     95,185          59,652
                                                 ----------      ----------
       Deferred tax expense (benefit):
            Federal                                  (3,879)              -
            State                                      (898)              -
                                                 ----------      ----------
                                                     (4,777)              -
                                                 ----------      ----------

       Total provision                           $   90,408      $   59,652
                                                 ==========      ==========

     Significant components of the Company's deferred income tax assets and liabilities as of March 31, 2000 are:

                                                                    2000
                                                                    ----
           Deferred income tax asset:
                State taxes                                      $   3,893
                Other                                                  987
                                                                 ---------
           Total deferred income tax asset                           4,880
                Valuation allowance                                     -
                                                                 ---------
           Net deferred income tax asset                             4,880
                                                                 ---------
           Deferred income tax liability:
                Depreciation                                        65,760
                                                                 ---------
           Total deferred income tax liability                      65,760
                                                                 ---------
           Net deferred income tax liability                     $  60,880
                                                                 =========

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               Tone Products, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                              As of March 31, 2000
             For the Six Month Periods Ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


3. Income Taxes, Continued
   -----------------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the six month periods ended March 31, 2000 and 1999 is as follows:

                                                         2000           1999
                                                         ----           ----

           Tax expense at U.S. statutory rate            34.0 %         34.0 %

           State tax provision                            3.8            7.0

           Non-deductible expenses                        9.4              -

           Other                                           -            (3.5)
                                                       -------        -------

           Effective income tax rate                     47.2 %         37.5 %
                                                       =======        =======

4. Related Party Transactions
   --------------------------

     Facilities Operating Leases

     The Company leases its facilities from entities owned by major shareholders. For the three month periods ended March 31, 2000 and 1999, the Company paid facility rent of $121,731 and $112,307, respectively and for the six month periods ended March 31, 2000 and 1999 paid facility rent of $235,166 and $236,007, respectively.

5. Commitments
   -----------

     The Company leases its facilities on operating leases with future minimum lease payments at March 31, 2000, as follows:

                2001                                            $    319,738
                2002                                                  82,008
                2003                                                  56,712
                                                                ------------

                Total future minimum lease payments             $    458,458
                                                                ============

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                               Tone Products, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                              As of March 31, 2000
             For the Six Month Periods Ended March 31, 2000 and 1999

--------------------------------------------------------------------------------

6. Earnings Per Share
   ------------------

     The computation of earnings per common share for the three and six month periods ended March 31, 2000 and 1999 are as follows:

                                                                     For the Three Month
                                                                    Periods Ended March 31,
                                                                    -----------------------
                                                                2000                      1999
                                                                ----                      ----
Basic earnings per common share:
     Net income (numerator)                                   $  113,528                $   98,052
     Weighted-average shares outstanding
     (denominator)                                             3,235,200                 3,583,100
                                                              ----------                ----------
Basic earnings per common share                               $     0.04                $     0.03
                                                              ==========                ==========

Diluted earnings per common share:
     Net income (numerator)                                   $  113,528                $   98,052
                                                              ----------                ----------
     Weighted-average shares outstanding                       3,235,200                 3,583,100
     Shares committed to be issued                                  --                      13,793
     Shares outstanding for the diluted
       earnings per common share calculation
       after assumed issuance(denominator)                     3,235,200                 3,596,893
                                                              ----------                ----------
Diluted earnings per common share                             $     0.04                $     0.03
                                                              ==========                ==========

                                                                   For the Six Month
                                                                 Periods Ended March 31,
                                                                 -----------------------
                                                             2000                     1999
                                                             ----                     ----
Basic earnings per common share:
     Net income (numerator)                              $   96,272                $   99,478
     Weighted-average shares outstanding
        (denominator)                                     3,726,378                 3,726,378
                                                         ----------                ----------

Basic earnings per common share                          $     0.03                $     0.03
                                                         ==========                ==========
Diluted earnings per common share:
     Net income (numerator)                              $   96,272                $   99,478
                                                         ----------                ----------
     Weighted-average shares outstanding                  3,726,378                 3,726,378
     Shares committed to be issued                             --                      13,793
     Shares outstanding for the diluted
       earnings per common share calculation
       after assumed issuance (denominator)               3,726,378                 3,740,171
                                                         ----------                ----------

Diluted earnings per common share                        $     0.03                $     0.03
                                                         ==========                ==========

                             The accompanying notes are an integral
                         part of the consolidated financial statements.

                               Tone Products, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                              As of March 31, 2000
             For the Six Month Periods Ended March 31, 2000 and 1999

--------------------------------------------------------------------------------

7. Common Stock
   ------------

     Shares Committed

     In 1998, the Company committed to issue 13,793 shares of its common stock at a fair value of $21,136 over a four-year period as part of the purchase price of a business. In the year ended September 30, 1999, the Company issued 3,488 of the committed shares. During the six month period ended March 31, 2000 the Company paid $10,305 in lieu of the remaining committed shares and recognized additional paid-in capital of $5,059. Treasury Stock During the six month period ended March 31, 2000, the Company also repurchased 40,277 shares of its common stock for $40,277.

8. Geographical Business Segments
   ------------------------------

     The Company operates in two geographical business segments. Each of the business segments are separate legal entities and each operate in a distinct geographical area with unique product lines. Certain financial information is presented below:

                                                                 Tone            Fun City
                                                            Products, Inc.     Popcorn, Inc.        Total
                                                            --------------     -------------        -----

           Three month period ended March 31, 2000:
                Revenue                                   $    2,301,193     $    560,314   $     2,861,507
                EBITDA                                           242,067           91,653           333,720
           Three month period ended March 31, 1999:
                Revenue                                        2,080,983          584,611         2,665,594
                EBITDA                                           185,181           77,501           262,682

           Six month period ended March 31, 2000:
                Revenue                                        4,320,341        1,110,020         5,430,361
                EBITDA                                           361,972           85,242           447,214


                Revenue                                        3,862,251        1,154,408         5,016,659
                EBITDA                                           301,094           57,743           358,837


                                  The accompanying notes are an integral part
                                   of the consolidated financial statements.

                               Tone Products, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)
                              As of March 31, 2000
             For the Six Month Periods Ended March 31, 2000 and 1999

--------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities. Revenues have increased as a result of increased sales of private label beverage products and barbaque sauces.

Revenues for the 2nd fiscal quarter ended March 31, 2000, increased 7% to $2,861,507 from $2,665,594 in the same period last year. Net income for the 2nd fiscal quarter ended March 31, 2000, increased to $113,528 or $0.04 diluted earnings per share from $98,052 or $0.03 diluted earnings per share last year.

Revenues for the six month period ended March 31, 2000, increased 8% to $5,430,361 from $5,016,659 in the same period last year. Net income for the six month period ended March 31, 2000, increased to $96,272 or $0.04 diluted earnings per share from $99,478 or $0.03 diluted earnings per share last year.


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

Date: March 11, 2000                     TONE PRODUCTS, INC


                                            /s/ TIMOTHY EVON
                                            ------------------------------------
                                            Timothy Evon
                                            Director and President