Form 10-Q
period 2000-06-30
TONE PRODUCTS INC
filed 2000-08-14
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                   ACT OF 1934, for the quarter ended June 30, 2000.

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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 2,726,471 on Aug 7, 2000.

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

                               Tone Products, Inc.

                           Consolidated Balance Sheet

                                   (Unaudited)
                                  June 30, 2000
--------------------------------------------------------------------------------












                               Tone Products, Inc.


                        Consolidated Financial Statements

                                   (Unaudited)

                             As of June 30, 2000 and
        For the Three and Nine Month Periods Ended June 30, 2000 and 1999





         The accompanying notes are an integral part of the consolidated financial statements.

                               Tone Products, Inc.

                           Consolidated Balance Sheet

                                   (Unaudited)
                                  June 30, 2000





                                     ASSETS

Current assets:
     Cash and equivalents                                             $  207,396
     Accounts receivable - trade, net                                  1,372,254
     Note receivable                                                      59,281
     Inventories                                                       1,563,399
     Prepaid expenses                                                     48,300
     Deferred tax asset                                                    9,096
                                                                      ----------

Total current assets                                                   3,259,726

Property and equipment, net                                            1,545,743
Intangible assets, net                                                   654,582
Other assets                                                              31,186
                                                                      ----------

Total assets                                                          $5,491,237
                                                                      ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                               Tone Products, Inc.

                           Consolidated Balance Sheet

                                   (Unaudited)
                                  June 30, 2000
--------------------------------------------------------------------------------




                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Lines of credit                                                  $  827,997
     Accounts payable - trade                                            462,116
     Accrued expenses                                                    246,364
     Notes payable, current maturities                                   108,377
     Income taxes payable                                                134,005
                                                                      ----------
Total current liabilities                                              1,778,859

Notes payable, net of current maturities                                 210,691
Deferred tax liability                                                    60,406
                                                                      ----------

Total liabilities                                                      2,049,956
                                                                      ----------


Commitments and contingencies

Shareholders' equity:
    Convertible Series A preferred stock; $10 par
     value; 500,000 shares authorized; none
     issued and outstanding at June 30, 2000                                --
    Common stock; $0.10 par value; 50,000,000
     shares authorized; 2,726,471 shares issued
     and outstanding at June 30, 2000                                    272,647
Additional paid-in capital                                               396,294
Retained earnings                                                      2,772,340
                                                                      ----------

Total shareholders' equity                                             3,441,281
                                                                      ----------

Total liabilities and shareholders' equity                            $5,491,237
                                                                      ==========



         The accompanying notes are an integral part of the consolidated financial statements.

                                        Tone Products, Inc.
                               Consolidated Statements of Operations

                                           (Unaudited)
               For the Three and Nine Month Periods Ended June 30, 2000 and 1999






                                               Three Month Periods          Nine Month Periods
                                                  Ended June 30,              Ended June 30,
                                                  --------------              --------------
                                              2000          1999           2000          1999
                                              ----          ----           ----          ----

Net sales                                  $ 3,682,970   $ 3,699,867    $ 9,113,331   $ 8,716,524
Cost of sales                                2,588,178     2,612,132      6,446,197     6,076,734
                                           -----------   -----------    -----------   -----------

     Gross profit                            1,094,792     1,087,735      2,667,134     2,639,790
Operating costs and expenses                   657,348       713,218      2,054,311     2,084,752
                                           -----------   -----------    -----------   -----------

Income from operations                         437,444       374,517        612,823       555,038
Other income (expense)                           4,637       (15,000)        15,938       (16,664)
                                           -----------   -----------    -----------   -----------

Income before provision for income taxes       442,081       359,517        628,761       538,374
Provision for income taxes                     183,113       143,807        273,521       240,000
                                           -----------   -----------    -----------   -----------

Net income                                 $   258,968   $   215,710    $   355,240   $   298,374
                                           ===========   ===========    ===========   ===========



Net income per share, basic and diluted    $      0.08   $      0.06    $      0.11   $      0.09
                                           ===========   ===========    ===========   ===========



                The accompanying notes are an integral part of the consolidated financial statements.


                                                  Tone Products, Inc.

                                     Consolidated Statement of Shareholders' Equity

                                                      (Unaudited)
                                     For the Nine Month Period Ended June 30, 2000





                                                            Common Stock    Additional
                                  Common        Common       Committed       Paid-in       Retained
                                  Shares        Stock       To Be Issued     Capital       Earnings        Total
                                  ------        -----       ------------     -------       --------        -----


Balance, September 30, 1999     3,235,200    $   323,520    $    15,364    $   804,746    $ 2,417,100   $ 3,560,730
  Cash issued in lieu of
   committed shares                  --             --          (15,364)         5,059           --         (10,305)
  Shares repurchased by the
   Company and retired           (508,729)       (50,873)          --         (413,511)          --        (464,384)
  Net income                         --             --             --             --          355,240       355,240
                              -----------    -----------    -----------    -----------    -----------   -----------

Balance, June 30, 2000          2,726,471    $   272,647           --      $   396,294    $ 2,772,340   $ 3,441,281
                              ===========    ===========    ===========    ===========    ===========   ===========


                            The accompanying notes are an integral part of the consolidated financial statements.

                                                          5

                                 Tone Products, Inc.

                        Consolidated Statements of Cash Flows

                                     (Unaudited)
               For the Nine Month Periods Ended June 30, 2000 and 1999



                                                                 2000         1999
                                                                 ----         ----

Cash flows from operating activities:

   Net income                                                 $ 355,240    $ 298,374
     Adjustments to reconcile income to net cash
     provided by operating activities:
        Depreciation and amortization                           313,801      268,716
     Decrease (increase) in assets:
        Accounts receivable - trade, net                       (329,845)    (391,001)
        Note receivable                                         (59,281)        --
        Inventories                                             162,073     (571,339)
        Prepaid expenses                                         (3,796)     (16,469)
        Deferred tax asset                                       (8,169)        --
        Other assets                                            (26,538)         (92)
   Increase (decrease) in liabilities:
        Accounts payable - trade                                 59,370      473,402
        Accrued expenses                                        (53,335)     (35,376)
        Income taxes payable                                    127,601     (152,936)
        Deferred tax liability                                   (6,178)        --
                                                              ---------    ---------
   Cash provided by (used in) operating activities              530,943     (126,721)
                                                              ---------    ---------
Cash flows provided by (used in) investing activities

        Purchase of property and equipment                      (89,702)    (617,583)
                                                              ---------    ---------
   Cash provided by (used in) investing activities              (89,702)    (617,583)
                                                              ---------    ---------
Cash flows provided by (used in) financing activities:
        Proceeds from (payments on) lines of credit              (7,957)     580,726
        Payment on notes payable                                (65,625)     (45,789)
        Proceeds from the issuance of notes payable             141,178      133,456
        Cash issued in lieu of committed shares                 (10,305)        --
        Purchase and retirement of Company common stock        (464,384)        --

   Cash provided by (used in) financing activities             (407,093)     668,393
                                                              ---------    ---------
   Net increase (decrease) in cash                               34,148      (75,911)
   Cash at beginning of period                                  173,248      458,343
                                                              ---------    ---------
   Cash at end of period                                      $ 207,396    $ 382,432
                                                              =========    =========

                 The  accompanying  notes are an integral part of the consolidated financial statements.

                                          6

                               Tone Products, Inc.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
             For the Nine Month Periods Ended June 30, 2000 and 1999




                Supplemental Disclosure of Cash Flow Information

                                                        2000            1999
                                                        ----            ----

      Interest paid                                $    57,023      $     41,750
      Income taxes paid                            $   160,521      $    253,612


         The accompanying notes are an integral part of the consolidated financial statements.

1.    Basis of Presentation
      ---------------------

In the opinion of the management of Tone Products, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of June 30, 2000, the results of its operations for the three month and nine month periods ended June 30, 2000 and 1999 and the related condensed statements of shareholders' equity and cash flows for the nine month periods ended June 30, 2000 and 1999.

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

2.    Property and Equipment
      ----------------------

      At June 30, 2000, property and equipment consisted of the following:

Property and equipment                                              $ 2,996,674
Furniture and fixtures                                                  212,550
Vehicles                                                                322,967
Leasehold improvements                                                  582,476
                                                                    -----------

                                                                      4,114,667
     Less: accumulated depreciation                                  (2,568,924)
                                                                    -----------

Total property and equipment                                        $ 1,545,743
                                                                    ===========

Depreciation expense for the three month periods ended June 30, 2000 and 1999 was $88,740 and $73,712, respectively and for the nine month periods ended June 30, 2000 and 1999 was $266,220 and $221,135, respectively.

3.    Income Taxes
      ------------

      The components of the provision for income taxes for the nine month periods ended June 30, 2000 and 1999 are:

                                                            2000          1999
                                                          --------      --------

Current tax expense:
     Federal                                          $   246,860    $   203,000
     State                                                 41,008         37,000
                                                          --------      --------

                                                           287,868       240,000
                                                          --------      --------
Deferred tax expense (benefit):
     Federal                                               (11,650)       18,703
     State                                                  (2,698)         --
                                                          --------      --------

                                                           (14,348)       18,703
                                                          --------      --------

Total provision                                       $    273,520    $  258,703
                                                          ========      ========

Significant   components  of  the  Company's  deferred  income  tax  assets  and liabilities as of June 30, 2000 are:

                                                                          2000
                                                                          ----
Deferred income tax asset:
     Accounting reserves                                              $    8,691
     State taxes                                                           3,281
     Other                                                                   986
                                                                        --------

Total deferred income tax asset                                           12,958
     Valuation allowance                                                    --
                                                                        --------

Net deferred income tax asset                                             12,958
                                                                        --------

Deferred income tax liability:
     Depreciation                                                         64,267
                                                                        --------

Total deferred income tax liability                                       64,267
                                                                        --------

Net deferred income tax liability                                     $   51,309
                                                                        ========

      -----------------------

      Reconciliation of the effective tax rate to the U.S. statutory rate for the nine month periods ended June 30, 2000 and 1999 is as follows:

                                                       2000              1999
                                                       ----              ----

           Tax expense at U.S. statutory rate           34.0%            34.0%
           State tax provision                           3.9              6.9
           Non-deductible expenses                       3.7              7.2
           Other                                         1.9               --
                                                    ---------         ---------

           Effective income tax rate                    43.5%            48.1%
                                                    =========         =========
4.    Related Party Transactions
      --------------------------

      Facilities Operating Leases

      The Company leases its facilities from entities owned by major shareholders. For the three month periods ended June 30, 2000 and 1999, the Company paid facility rent of $121,731 and $118,003, respectively and for the nine month periods ended June 30, 2000 and 1999 paid facility rent of $356,897 and $354,010, respectively.

5.    Commitments
      -----------

      The Company leases its facilities on operating leases with future minimum lease payments at June 30, 2000, as follows:

                2001                                             $ 165,273
                2002                                                82,008
                2003                                                56,712
                                                                 ---------

                Total future minimum lease payments              $ 303,993
                                                                 =========

6.    Earnings Per Share
      ------------------

      The computation of earnings per common share for the three and nine month periods ended June 30, 2000 and 1999 are as follows:

                                                          For the Three Month
                                                         Periods Ended June 30,
                                                           2000          1999
                                                           ----          ----
Basic earnings per common share:
     Net income (numerator)                             $  258,968    $  215,710
     Weighted-average shares outstanding
       (denominator)                                     3,178,547     3,581,950
                                                        ----------    ----------
Basic earnings per common share                         $     0.08    $     0.06
                                                        ==========    ==========
Diluted earnings per common share:
     Net income (numerator)                             $  258,968    $  215,710
                                                        ----------    ----------
     Weighted-average shares outstanding                 3,178,547     3,581,950
     Shares committed to be issued                            --          13,793
                                                        ----------    ----------
     Shares outstanding for the diluted earnings
      per common share calculation after
      assumed issuance (denominator)                     3,178,547     3,595,743
                                                        ----------    ----------
Diluted earnings per common share                       $     0.08    $     0.06
                                                        ==========    ==========

                                                          For the Nine Month
                                                         Periods Ended June 30,
                                                           2000          1999
                                                           ----          ----
Basic earnings per common share:
     Net income (numerator)                             $  355,240    $  298,374
        (denominator)                                    3,154,008     3,444,699
                                                        ----------    ----------
Basic earnings per common share                         $     0.11    $     0.09
                                                        ==========    ==========
Diluted earnings per common share:
     Net income (numerator)                             $  355,240    $  298,374
                                                        ----------    ----------
     Weighted-average shares outstanding                 3,154,008     3,444,699
     Shares committed to be issued                            --          13,793
                                                        ----------    ----------
     Shares outstanding for the diluted earnings
      per common share calculation after
      assumed issuance (denominator)                     3,154,008     3,458,492
                                                        ----------    ----------
Diluted earnings per common share                       $     0.11    $     0.09
                                                        ==========    ==========

7.    Common Stock
      ------------

      Shares Committed

      In 1998, the Company committed to issue 13,793 shares of its common stock at a fair value of $21,136 over a four-year period as part of the purchase price of a business. In the year ended September 30, 1999, the Company issued 3,488 of the committed shares. During the nine month period ended June 30, 2000 the Company paid $10,305 in lieu of the remaining committed shares and recognized additional paid-in capital of $5,059.

      Treasury Stock

      During the nine month period ended June 30, 2000, the Company also repurchased 508,729 shares of its common stock for $464,384.

8.    Geographical Business Segments
      ------------------------------

      The Company operates in two geographical business segments. Each of the business segments are separate legal entities and each operate in a distinct geographical area with unique product lines.

      Certain financial information is presented below:

                                              Tone            Fun City
                                          Products, Inc.     Popcorn, Inc.      Total
                                          --------------     -------------      -----
Three month period ended June 30, 2000:

     Revenue                              $ 3,148,064      $   534,906       $ 3,682,970
     Operating income (loss)                  451,738          (14,294)          437,444
     Depreciation and amortization             70,925           33,675           104,600
     Identifiable assets                    4,309,670        1,173,398         5,483,068
     Expenditures for long lived assets        25,252            1,000            26,252
Three month period ended June 30, 1999:

     Revenue                              $ 3,084,094      $   615,771       $ 3,699,865
     Operating income (loss)                  381,674           (7,157)          374,517
     Depreciation and amortization             58,067           33,675             1,742
     Identifiable assets                    4,700,217        1,298,702         5,998,919
     Expenditures for long lived assets        98,125             --              98,125




8.    Geographical Business Segments, Continued
      -----------------------------------------
                                              Tone          Fun City
                                          Products, Inc.  Popcorn, Inc.         Total
                                          --------------  -------------         -----

Nine month period ended June 30, 2000:

     Revenue                              $ 7,468,403      $ 1,644,928       $ 9,113,331
     Operating income (loss)                  644,414          (31,591)          612,823
     Depreciation and amortization            212,775          101,026           313,801
     Identifiable assets                    4,309,670        1,173,398         5,483,068
     Expenditures for long lived assets        77,492            1,000            78,492



Nine month period ended June 30, 1999:

     Revenue                              $ 6,946,345      $ 1,770,179       $ 8,716,524
     Operating income (loss)                  579,630          (24,592)          555,038
     Depreciation and amortization            174,201           94,515           268,716
     Identifiable assets                    4,700,217        1,298,702         5,998,919
     Expenditures for long lived assets       470,575           28,406           498,981

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities. Revenues have increased as a result of increased sales of private label beverage products and barbaque sauces.

Net income for the 3rd fiscal quarter ended June 30, 2000, increased to $258,968 or $0.08 diluted earnings per share from $215,710 or $0.06 diluted earnings per share last year. Earnings increased despite the fact that revenues for the 3rd fiscal quarter ended June 30, 2000, remained relatively unchanged at $3,682,970 from $3,699,867 in the same period last year.

Increases in net income are the result of beneficial shifts in sales mix at both the Las Vegas and Melrose Park operations. Sales of lower margin items have been replaced by sales with higher gross margins.

Revenues for the nine month period ended June 30, 2000, increased 4.5% to $9,113,331 from $8,716,524 in the same period last year. Net income for the nine month period ended June 30, 2000, increased to $355,240 or $0.11 diluted earnings per share from $298,374 or $0.09 diluted earnings per share last year.


LIQUIDITY AND CAPITAL RESOURCES

The Company's long and short-term liquidity and capital resources are good.

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

Date: August 10, 2000                TONE PRODUCTS, INC


                                By  /s/ TIMOTHY EVON
                                  ----------------------
                                        Timothy Evon
                                  Director and President