Form 10KSB40
period 2000-09-30
TONE PRODUCTS INC
filed 2000-12-26
CIK 66810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the fiscal year ended September  30,  2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the  transition  period from  __________  to  __________

     Commission File No. 0-4289
                        -------

                               TONE PRODUCTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           Arkansas                                          71-0390957
--------------------------------                       ---------------------
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                      Identification Number)


        2129 North 15th Street
        Melrose Park, Illinois                                  60160
 --------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (708) 681-3660
                          ----------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                           $.10 Par Value Common Stock
                           ---------------------------
                                (Title of Class)


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

     As of November 30, 2000, 2,219,260 shares of the Registrant's $.10 par value Common Stock were outstanding. As of November 30, 2000, the market value of the Registrant's $.10 par value Common Stock, excluding shares held by affiliates, was $585,717 based upon a closing bid price of $0.750 per share of Common Stock on the Electronic Bulletin Board.

     Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ X ]

     The registrant's revenues for its most recent fiscal year were $12,264,085.

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

Business

     The Company manufactures, distributes and markets under its own proprietary brand names, as well as under private labels developed for others, a line of specialty beverages, snack foods and condiments. The Company's product lines include fruit and other drink concentrates; juices and juice blends; bar mixes and cocktail bases; snow cone syrups; pancake, waffle, corn and molasses syrups; barbecue and steak sauces, marinades and dressings; popcorn, cookies, nuts and other snack foods.

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

     The Company's business strategy is to increase revenues by focusing on sales of it's steak and barbeque sauce manufacturing capabilities, expanding its private label and contract packing operations, increasing its production of certain food specialty products including barbecue sauces and marinades and expanding it's direct store delivery system ("DSD") at the Company's Fun City Popcorn unit in Las Vegas, Nevada. The Company believes that existing revenues may be increased without a pro rata increase in fixed expenses, thereby generating economies of scale (primarily in manufacturing operations) which will create higher levels of earnings as a percentage of total revenues.

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

Competition

     The specialty beverage, snack food and condiments industries are highly competitive, and there are numerous multinational, regional and local firms that currently compete, or are capable of competing, with the Company. Specialty beverage competitors include Nedlog, Damon and Pride Beverages; snack food competitors include Frito-Lay, Snak-King and Granny Goose; and condiment competitors include Redwing and Brooks. Most of the Company's competitors are larger than the Company and have superior financial, marketing and management resources, and brand name recognition, than the Company. Competitive factors in these specialty foods industries include price, product quality and product flavor. The Company believes its products compete favorably against similar specialty food products.

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

Employees

     At November 30, 2000, the Company employed 45 individuals including its three executive officers, 11 administrative and clerical employees and 30 factory and warehouse employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases 72,000 square feet of office, warehouse and manufacturing space in Melrose Park, Illinois on a one year lease expiring September 30, 2001 at a monthly rental of $33,235 or $5.54 per square foot. The Company also leases 16,802 square feet of office and warehouse space in Las Vegas, Nevada on a one year lease expiring May 31, 2001 at a monthly rental of $8,544 or $6.10 per square foot. The Company leases its Melrose Park, Illinois facility from three of its executive officers and directors and its Las Vegas, Nevada facility from one of the directors. The Company believes that the terms of both such facilities leases are fair, reasonable, and consistent with the terms of leases which could be obtained from unaffiliated parties. The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

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

                                                         Bid Price
                                                -------------------------
By Quarter Ended:                                High                Low
-----------------                                ----                ---

September 30, 2000..........................    $1.00               $0.62
June 30, 2000...............................    $1.12               $0.81
March 31, 2000..............................    $1.25               $0.87
December 31, 1999 ..........................    $1.25               $0.93

September 30, 1999 .........................    $1.00               $0.62
June 30, 1999...............................    $1.25               $1.00
March 31, 1999 .............................    $1.00               $0.87
December 1998 ..............................    $1.25               $0.75

     As of November 30, 2000, the Company had approximately 500 beneficial holders of its Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

     The Company is authorized to issue 50,000,000 shares of $.10 par value Common Stock. At November 30, 2000, there were 2,219,260 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to any prior rights of holders of Preferred Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and non-assessable.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

Results of Operations-September 30, 2000 Compared to September 30, 1997

     Net Sales for the 12 month period ended September 30, 2000 increased to $12,264,085 from $11,675,668 in 1999, which represents an increase of 5%. Sales increases were a result of overall growth in private label packaging.

     Cost of goods sold increase to 75.5% of sales or $9,268,374 from 73.2% or $8,552,954 a year ago. A one time charge for obsolete inventory and higher inbound shipping costs were the two largest factors in this increase. The obsolete inventory charge was a one time charge of $236,439 related to dispensing equipment for a special cappuccino product that did not create enough sales to warrant the continued expense of placing and servicing the equipment. No further expenses related to that failed project are expected.

     Operating expenses rose 4.4% to $2,396,520 from $2,293,989 for the previous year. Increased expenses related to outbound shipping and repair of dispensing equipment were the main factors in that increase.

     Net Income after tax was $283,141 or 2.3% of sales, down from $415,971 or 3.5% of sales in 1999. The decrease resulted from the one time inventory related charge discussed above.

Liquidity and Capital Resources

     The Company has access to traditional lines of credit and term financing and has in each of the past three years increased its lines of credit in order to keep pace with growth. The Company had not made any material commitments for capital expenditures as of September 30, 2000 and believes it has sufficient cash resources to meet its needs in calendar 2000.

Seasonality

     A significant percentage of the Company's business is seasonal. The sale of beverage syrups, fruit juice concentrates and barbecue sauces are greater during warm weather. The holiday season, Thanksgiving through the New Year, helps to offset this seasonality to some degree. Management has established lines of credit to offset cash shortages during slow periods and has also instituted policies and practices to manage cash flow.

Trends

     This year we expect to lose some revenue in the private label packaging sector. We have lost two significant customers and a third has lost sales volume that will effect the Company's sales. The total revenue decrease resulting from the loss of these customers is expected to be approximately $1,000,000. The Company's sales department is working to offset these losses with new business, however the Company does expect to feel some significant effects of this decrease in this fiscal year, and intends to watch expenses closely.

     The Company expects the supply of raw materials in the three largest purchase categories to remain stable, if not increase. Liquid sweeteners, juice concentrates and packaging materials are expected to remain in adequate supply through fiscal 2001. The Company's purchasing power with suppliers continues to grow, and cost of sales should not be adversely effected by raw material purchasing calendar 2001.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------




                               Tone Products, Inc.


                        Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
                  For Each of the Two Years in the Period Ended
                               September 30, 2000

                               Tone Products, Inc.
                 Index to the Consolidated Financial Statements

                    As of September 30, 2000 and 1999 and For
          Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------



         Report of Independent Auditors ....................................1

         Consolidated Financial Statements of Tone Products, Inc.:

            Consolidated Balance Sheets, September 30,
              2000 and 1999.................................................2

            Consolidated Statements of Operations for
              Each of the Two Years in the Period
              Ended September 30, 2000......................................4

            Consolidated Statements of Shareholders'
              Equity for Each of the Two Years in the
              Period Ended September 30, 2000...............................5

            Consolidated Statements of Cash Flows for
              Each of the Two Years in the Period
              Ended September 30, 2000......................................6

         Notes to the Consolidated Financial Statements.....................8

                         REPORT OF INDEPENDENT AUDITORS




To the Board of Directors
Tone Products, Inc.

We have audited the accompanying consolidated balance sheets of Tone Products, Inc. and its subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tone Products, Inc. and its subsidiaries as at September 30, 2000 and 1999, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2000, in conformity with generally accepted accounting principles.

By:  /s/  KELLY & COMPANY
   ----------------------
          Kelly & Compamy

Kelly & Company
Newport Beach, California
December 19, 2000

                              Tone Products, Inc.
                         Consolidated Balance Sheets
                      As of September 30, 2000 and 1999

--------------------------------------------------------------------------------


                                     ASSETS

                                                         2000            1999
                                                      ----------      ----------

Current assets:
       Cash and equivalents                           $  163,942      $  173,248
       Accounts receivable trade, net                  1,042,512         987,259
       Inventories                                     1,174,754       1,725,472
       Deferred tax asset                                    927             927
       Prepaid income taxes                              117,947            --
       Other current assets                               54,119          44,504
                                                      ----------      ----------
Total current assets                                   2,554,201       2,931,410

Property and equipment, net                            1,477,414       1,722,261
Intangible assets, net                                   638,722         702,163
Other assets                                              34,741          59,798
                                                      ----------      ----------
Total assets                                          $4,705,078      $5,415,632
                                                      ==========      ==========


   The accompanying notes are an integral part of the consolidated financial statements.




                                       Tone Products, Inc.
                                  Consolidated Balance Sheets
                               As of September 30, 2000 and 1999

--------------------------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                            2000           1999

                                                                        -----------    -----------
Current liabilities:
       Lines of credit                                                  $   214,954    $   835,954
       Accounts payable trade                                               374,867        402,746
       Accrued expenses                                                     273,004        299,699
       Notes payable, current maturities                                    157,235        104,010
       Income taxes payable                                                    --            6,404

                                                                        -----------    -----------
Total current liabilities                                                 1,020,060      1,648,813

Notes payable, net of current maturities                                    547,436        139,505
Deferred tax liability                                                       64,432         66,584
                                                                        -----------    -----------

Total liabilities                                                         1,631,928      1,854,902
                                                                        -----------    -----------

Commitments and contingencies
Shareholders' equity:
       Convertible Series A preferred stock; $10 par value;
            500,000 shares authorized; none issued and outstanding at
            September 30, 2000-and 1999                                        --             --
       Common stock; $0.10 par value; 50,000,000 shares
            authorized; 2,722,910 and 3,235,200 shares issued and
            2,395,260 and 3,2272,291 shares outstanding at September
            30, 2000 and 1999, respectively                                 272,291        323,520
       Common stock held in treasury, 327,650  and 0 shares at
           September 30, 2000 and 1999, respectively                        (32,765)          --
                                                                        -----------    -----------
                                                                            239,526        323,520
       Common stock committed to be issued                                     --           15,364
       Additional paid in capital                                           529,222        804,746
Retained earnings                                                         2,304,402      2,417,100
                                                                        -----------    -----------
Total shareholders' equity                                                3,073,150      3,560,730
                                                                        -----------    -----------
Total liabilities and shareholders' equity                              $ 4,705,078    $ 5,415,632
                                                                        ===========    ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                                Tone Products, Inc.
                       Consolidated Statements of Operations
         For Each of the Two Years in the Period Ended September 30, 2000

---------------------------------------------------------------------------------------------------------------------------


                                                         2000            1999
                                                     ------------    ------------
Net sales                                            $ 12,264,085    $ 11,675,668
Cost of sales                                           9,268,374       8,552,954
                                                     ------------    ------------
        Gross profit                                    2,995,711       3,122,714
Operating costs and expenses                            2,396,520       2,293,989
                                                     ------------    ------------
        Income from operations                            599,191         828,725
                                                     ------------    ------------
Other income (expense):
        Interest expense                                  (90,644)        (62,698)
        Interest income                                     4,612           3,106
        Other income, net                                   3,746          19,809
                                                     ------------    ------------
                                                          (82,286)        (39,783)
                                                     ------------    ------------
Income before provision for income taxes                  516,905         788,942
        Provision for income taxes                        233,764         372,971
                                                     ------------    ------------
Net income                                           $    283,141    $    415,971
                                                     ============    ============
Net income per share, basic and diluted              $       0.09    $       0.12
                                                     ============    ============
Basic weighted average common shares outstanding        3,115,860       3,417,841
                                                     ============    ============
Diluted weighted average common shares outstanding      3,115,860       3,428,146
                                                     ============    ============


    The accompanying notes are an integral part of the consolidated financial statements.

                                         Tone Products, Inc.
                           Consolidated Statements of Shareholders' Equity
                  For Each of the Two Years in the Period Ended September 30, 2000

---------------------------------------------------------------------------------------------------

                                                                        Common Stock   Common Stock
                                            Common          Common        Held in       Committed
                                            Shares          Stock         Treasury     To Be Issued
                                          -----------    -----------    -----------     -----------
Balance, September 30, 1998                 3,579,612    $   357,961           --      $    21,136
       Treasury stock:
          Shares repurchased                 (347,900)          --      $   (34,790)          --
          Shares retired                         --          (34,790)        34,790           --
       Issuance of committed shares             3,488            349           --           (5,772)
       Net income                                --             --             --             --
                                          -----------    -----------    -----------    -----------
Balance, September 30, 1999                 3,235,200        323,520           --           15,364
       Treasury stock:
          Shares repurchased                 (839,940)          --          (83,994)          --
          Shares retired                         --          (51,229)        51,229           --
       Cash paid in lieu of issuance of
          committed shares                       --             --             --          (15,364)
       Net income                                --             --             --             --
                                          -----------    -----------    -----------    -----------
Balance, September 30, 2000                 2,395,260    $   272,291    $   (32,765)          --
                                          ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of the consolidated financial statements.

                                 Tone Products, Inc.
                   Consolidated Statements of Shareholders' Equity
          For Each of the Two Years in the Period Ended September 30, 2000
                                  (Continuned)
------------------------------------------------------------------------------------


                                           Additional
                                            Paid-in        Retained
                                            Capital        Earnings        Total
                                          -----------    -----------    -----------
Balance, September 30, 1998               $ 1,023,307    $ 2,095,629    $ 3,498,033

       Treasury stock:
          Shares repurchased                 (223,984)       (94,500)      (353,274)
          Shares retired                         --             --             --
       Issuance of committed shares             5,423           --             --
       Net income                                            415,971        415,971
                                          -----------    -----------    -----------
Balance, September 30, 1999                   804,746      2,417,100      3,560,730
       Treasury stock:
          Shares repurchased                 (280,583)      (395,839)      (760,416)
          Shares retired                         --             --             --
       Cash paid in lieu of issuance of
          committed shares                      5,059           --          (10,305)
       Net income                                --          283,141        283,141
                                          -----------    -----------    -----------
Balance, September 30, 2000               $   529,222    $ 2,304,402    $ 3,073,150
                                          ===========    ===========    ===========


         The accompanying notes are an integral part of the consolidated financial statements.

                                        5(Con't)



                                       Tone Products, Inc.
                               Consolidated Statements of Cash Flows
                 For Each of the Two Years in the Period Ended September 30, 2000

---------------------------------------------------------------------------------------------------------------

                                                                         2000           1999
                                                                      -----------    -----------

Cash flows provided by (used in) operating activities:
                  Net income                                          $   283,141    $   415,971
        Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation and amortization                           416,380        397,719
                  Allowance for uncollectable accounts receivable          15,058          6,105
                  Loss (gain) on sale of assets                             4,005        (11,526)
        Decrease (increase) in assets:
                  Accounts receivable - trade, net                        (46,695)       (73,058)
                  Due from a related party                                   --           10,760
                  Inventories                                             550,718       (645,106)
                  Other current assets                                     (9,613)       (24,080)
                  Prepaid income taxes                                   (117,947)          --
                  Deferred tax asset                                         --           17,776
                  Other assets                                              1,441           --
        Increase (decrease) in liabilities:
                  Accounts payable trade                                  (27,879)        (3,307)
                  Accrued expenses                                        (26,694)        91,056
                  Income taxes payable                                     (6,404)      (150,132)
                  Deferred tax liability                                   (2,152)         4,434
                                                                      -----------    -----------
Cash provided by operating activities                                   1,033,359         36,612
                                                                      -----------    -----------
Cash flows provided by (used in) investing activities
        Purchase of property and equipment                               (116,558)      (589,546)
        Sale of property and equipment                                      4,461         29,965
                                                                      -----------    -----------
Cash used in investing activities                                        (112,097)      (559,581)
                                                                      -----------    -----------


      The accompanying notes are an integral part of the consolidated financial statements.

                                            Tone Products, Inc.
                                   Consolidated Statements of Cash Flows
                     For Each of the Two Years in the Period Ended September 30, 2000

----------------------------------------------------------------------------------------------------------



                                                                                     2000         1999
                                                                                   ---------    ---------
Cash flows provided by (used in) financing activities:
        Net proceeds (payments) from the line of credit                            $(453,195)   $ 595,954
        Payment on notes payable                                                    (128,256)     (92,217)
        Proceeds from the issuance of notes payable                                     --         87,411
        Satisfaction of committed stock                                              (10,305)        --
        Repurchase of Company common stock                                          (338,812)    (353,274)
                                                                                   ---------    ---------
Cash provided by (used in) financing activities                                     (930,568)     237,874
                                                                                   ---------    ---------
Net increase (decrease) in cash                                                       (9,306)    (285,095)
Cash at beginning of period                                                          173,248      458,343
                                                                                   ---------    ---------
Cash at end of period                                                              $ 163,942    $ 173,248
                                                                                   ========     =========

                             Supplemental Disclosure of Cash Flow Information

        Interest paid                                                              $  90,644    $  62,698
        Income taxes paid                                                          $ 352,800    $ 527,537


                    Supplemental  Schedule of Non-Cash Investing and Financing Activities

        Issuance of committed stock:
                  Common stock committed to be issued                                   --      $   5,772
                  Common stock                                                          --      $    (349)
                  Additional paid-in capital                                            --      $  (5,423)
        Repurchase and retirement of common shares:
                  Retained earnings                                                $ 395,839         --
                  Common stock                                                     $  46,845         --
                  Additional paid-in capital                                       $ (21,080)        --
                  Line of credit                                                   $(421,604)        --
        Debt refinancing:
                  Line of credit                                                   $ 589,412         --
                  Note payable                                                     $(589,412)        --


              The accompanying notes are an integral part of the consolidated financial statements.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

1.   Description of Business
     -----------------------------

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

     Recognition of Revenue

     Revenues are recognized when the Company's products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash and Equivalents

     The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts, which exceeded the federally insured limits by $32,804 and $14,126 at September 30, 2000 and 1999, respectively; however, the Company has not experienced any losses in such accounts.

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells products to private and public companies supplying the food services industry, certain governmental entities, and public institutions primarily within a 300-mile radius of each of its two facility locations. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Concentration of Credit Risk, Continued

     credit sales are not collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible. No single customer accounted for more than 10% of the accounts receivable at September 30, 2000 and 1999 or of the revenues for the years then ended.

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

                                                     Estimated
                                                    Useful Lives
                                                    ------------

         Property and equipment                          7 years
         Furniture and fixtures                      5 - 7 years
         Vehicles                                    5 - 7 years
         Leasehold improvements                     5 - 39 years

     Intangible Assets

     Intangible assets is comprised of goodwill resulting from business acquisitions and purchased intangible assets, which represents the excess of the acquisition cost over the value assigned to the net tangible assets at the date a business or asset is acquired. Intangible assets are amortized over their estimated useful lives, which is fifteen years utilizing the straight-line method.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Treasury Stock

     In the year ended September 30, 1999, the Company's board of directors authorized the repurchase, at management's discretion, of shares of the Company's common stock. Shares repurchased under the board of directors' authorization may be retired or held for later reissuance. The Company accounts for its treasury share transactions utilizing the par value method.

     Impairment of Long-Lived Assets

     The Company periodically evaluates its long-lived assets, including intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. The Company's management has determined that there was no such impairment present at September 30, 2000 and 1999.

     Income Taxes

     The Company accounts for income taxes under the liability method. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

     Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company continues to account for stock-based employee compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost of stock options granted to employees, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recognized over the requisite vesting periods.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Advertising Costs

     Advertising costs are expensed as they are incurred. Advertising expense was $4,396 and $75,905 for the years ended September 30, 2000 and 1999, respectively.

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

     Financial Statement Classification

     Certain amounts within the 1999 financial statements have been reclassified in order to conform to the 2000 financial statement presentation.

     New Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which established accounting and reporting standards for derivative instruments. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No.137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which postponed the adoption date of SFAS No. 133. The statement is effective for all fiscal years beginning after June 15, 2000. As such, the Company is not required to adopt the new statement until the year ending September 30, 2001. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position. However, due to the Company's limited use of derivative instruments, adoption of SFAS No. 133 is not expected to have a significant effect on the Company's consolidated balance sheets, statements of operations, or statements of cash flows.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

3.    Accounts Receivable - Trade, Net
      --------------------------------

     During the years ended September 30, 2000 and 1999, the recognized bad debt expense of $1,558 and $6,104, respectively. As of September 30, 2000 and 1999, the provision for uncollectable accounts receivable was $0.

4.    Inventories
      -----------

      At September 30, 2000 and 1999 inventories consisted of the following:

                                                  2000            1999
                                                  ----            ----
           Raw materials                      $    604,562    $    918,061
           Work-in-process                            --           215,640
           Finished goods                          570,192         591,771
                                              ------------    ------------
           Total inventories                  $  1,174,754    $  1,725,472
                                              ============    ============


     During the year ended September 30, 1999, the Company purchased fabricated parts to manufacture new Company developed drink dispensing machine. The costs of these parts, including purchases made during the year ended September 30, 2000 amounted to $236,439 and were included in work in process inventory. The Company issued the drink dispensing machines at no cost to the customers as part of a new drink product sales program during the year ended September 30, 2000. This new product sales program was eventually cancelled due to lack of customer interest. The still remaining fabricated parts were sold at scrap value and the loss resulting from their sale was reported in the cost of sales portion of the statement of operations for the year ended September 30, 2000.

5.   Property and Equipment
     ----------------------

     At September 30, 2000 and 1999, property and equipment consisted of the following:

                                                  2000            1999
                                                  ----            ----
           Property and equipment             $  3,119,812    $  3,004,079
           Furniture and fixtures                  111,766         111,766
           Vehicles                                321,164         338,679
           Leasehold improvements                  582,476         581,651
                                              ------------    ------------
                                                 4,135,218       4,036,175
              Less: accumulated depreciation     2,657,804)     (2,313,914)
                                              ------------    ------------
           Total property and equipment, net  $  1,477,414    $  1,722,261
                                              ============    ============

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

5.   Property and Equipment, Continued
     ---------------------------------

     Depreciation expense for the years ended September 30, 2000 and 1999 was $352,939 and $334,277, respectively.

6.   Intangible Assets
     -----------------

     At September 30, 2000 and 1999, intangible assets was comprised of the following:

                                                            2000        1999
                                                            ----        ----
        Goodwill resulting from the acquisition of Fun
          City Popcorn, Inc.                            $  442,076  $  442,076
        Goodwill resulting from the acquisition of
          T.J. Distributing                                121,136     121,136
        Acquisition cost of the Balboa Bay trademark       300,000     300,000
                                                        ----------  ----------
                                                           863,212     863,212
          Less: accumulated amortization                  (224,490)   (161,049)
                                                        ----------  ----------
        Intangible assets, net                          $  638,722  $  702,163
                                                        ==========  ==========



     Amortization expense for the years ended September 30, 2000 and 1999 was $63,441 and $63,442, respectively.

7.   Lines of Credit
     ---------------

     At September 30, 2000 and 1999, the Company had operating lines of credit with a bank as follows:

     Collateralized

                                                            2000       1999
                                                            ----       ----

     Line of credit with a maximum amount of
     $1,300,000 available, collateralized by
     certain Tone Products assets (with a net carrying amount of approximately $3,300,000 at September 30, 2000) and guaranteed by its two largest shareholders, who are also corporate officers and members of the board of directors of the Company (the "largest shareholders"). The bank line of credit had a weighted average interest rate of 8.70% and 7.64% for the years ended September 30, 2000 and 1999, respectively. The bank line of credit expires in February 2001 and is eligible for a one-year extension.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

7.   Lines of Credit, Continued
     --------------------------

     Collateralized, Continued
                                                            2000       1999
                                                            ----       ----

     It is the Company's intention at this time to
     extend any unpaid balance at the due date.         $ 125,000   $ 580,772


     Line of credit with a maximum amount of
     $650,000 available, collateralized by certain
     Tone Products assets (with a net carrying
     amount of approximately $3,300,000 at
     September 30, 2000) and guaranteed by the
     largest shareholders. The bank line of credit
     had a weighted average interest rate of 8.14%
     for the year ended September 30, 1999. In
     March 2000 the Company converted the line of
     credit to a term credit agreement, which is
     due June 2003.                                          --       165,228

     Line of credit with a maximum amount of
     $300,000 available, collateralized by certain
     Fun City assets (with a net carrying amount
     of approximately $1,000,000 at September 30,
     2000) and guaranteed by the largest
     shareholders. The bank line of credit had a
     weighted average interest rate of 8.70% and
     7.89% for the years ended September 30, 2000
     and 1999, respectively. The bank line of
     credit expires in February 2001 and is
     eligible for a one-year extension. It is the
     Company's intention at this time to extend
     any unpaid balance at the due date.                   89,954      89,954
                                                        ---------   ---------
     Total lines of credit                              $ 214,954   $ 835,954
                                                        =========   =========

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

8.   Accrued Expenses
     ----------------

     At September 30, 2000 and 1999, accrued expenses consist of the following:

           Accrued co-operative promotional expenses  $  74,804   $ 119,625
           Accrued real estate taxes                     56,847      94,997
           Accrued payroll and payroll taxes             51,750      54,253
           Due to shareholder                            39,908        --
           Other accrued expenses                        49,695      30,824
                                                      ---------   ---------
           Total accrued expenses                     $ 273,004   $ 299,699
                                                      =========   =========


9.   Notes Payable
     -------------

     At September 30, 2000 and 1999, notes payable consist of the following:

     Collateralized

     Note payable to a bank, collateralized by
     certain Tone Products assets (with a net
     carrying amount of approximately $3,300,000
     at September 30, 2000), payable in monthly
     principal installments of $3,690 plus accrued
     interest, due in April 2001. Interest is
     calculated at the bank's prime rate plus
     three-quarters of a point (10.25% and 9.00%
     per annum at September 30, 2000 and 1999,
     respectively).                                   $  25,857   $  70,137

     Note payable to a bank, collateralized by
     certain Tone Products assets (with a net
     carrying amount of approximately $3,300,000
     at September 30, 2000), payable in monthly
     principal and interest installments of $813,
     with any unpaid principal and interest due in
     January 2003. Interest is calculated at a
     fixed rate of 8.00% per annum.                      20,748      29,067

     Term credit agreement with a bank, which is a long term line of credit, with a maximum amount of $422,000 available, collateralized by all Tone Products assets (with a net carrying amount of approximately $3,600,000 at September 30, 2000), requiring minimum monthly payments of $6,791 with any

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

9.   Notes Payable, Continued
     ------------------------

     Collateralized, Continued
                                                        2000        1999
                                                        ----        ----

     remaining unpaid balance due July 2005.
     Interest is calculated at a fixed rate of
     9.00% per annum.                                 $ 414,619        --

     Term credit agreement with a bank, with a
     maximum amount of $300,000 available,
     collateralized by all Tone Products assets
     (with a net carrying amount of approximately
     $3,600,000 at September 30, 2000), requiring
     minimum monthly payments of $3,571 with any
     remaining unpaid balance due June 2003.
     Interest is calculated at the bank's prime
     rate less one-quarter of a point (9.25% per
     annum at September 30, 2000). In March 2000,
     this term credit agreement was converted from
     a line of credit.                                  154,928        --

     Notes payable, collateralized by certain of
     the Company's vehicles (with a net carrying
     amount of approximately $100,000 at September
     30, 2000). The notes provide for monthly
     installments of principal and interest of
     $3,411, maturing through September 2002. At
     September 30, 2000, the interest is
     calculated at rates varying between .90% and
     7.50% per annum.                                    47,473   $  87,460

     Uncollateralized

     Note payable to an individual as part of the
     purchase price of a business acquisition;
     payable in monthly principal and interest
     installments of $1,600, with any unpaid
     principal and interest due in January 2003.
     Interest is calculated at a fixed rate of
     7.00% per annum.                                    41,046      56,851
     ------------------- ---------------
     Total notes payable                                704,671     243,515
         Less: current maturities                      (157,235)   (104,010)
                                                      ---------   ---------
     Long term portion of notes payable               $ 547,436   $ 139,505
                                                      =========   =========

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

9.   Notes Payable, Continued
     ------------------------

     Maturities of notes payable for the years ending September 30:
           2001                                             $157,235
           2002                                              127,788
           2003                                              156,492
           2004                                               60,244
           2005                                              202,912

     Interest expense during the years ended September 30, 2000 and 1999 was $90,644 and $62,698, respectively.

10.  Other Income
     ------------
     For each of the two years in the period ended September 30, 2000, the components of other income are:

                                                        2000          1999
                                                        ----          ----
           Gain (loss) on the sale of assets, net   $  (4,005)    $   11,526
           Miscellaneous other income                   7,751          8,283
                                                    ---------     ----------
           Total other income, net                  $   3,746     $   19,809
                                                    =========     ==========



11.  Income Taxes
     ------------

     At September 30, 2000 and 1999, the components of the provision for income taxes are:

                                                        2000          1999
                                                        ----          ----
           Current tax expense:
                Federal                             $ 200,062     $  307,142
                State                                  35,854         43,619
                                                    ---------     ----------
                                                      235,916        350,761
                                                    ---------     ----------

           Deferred tax expense (benefit):
                Federal                                (1,748)        21,375
                State                                    (404)           835
                                                    ---------     ----------
                                                       (2,152)        22,210
                                                    ---------     ----------
           Total provision                          $ 233,764     $  372,971
                                                    =========     ==========

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 2000 and 1999 are:

11.  Income Taxes, Continued
     -----------------------
                                                            2000           1999
                                                          -------        -------
         Deferred income tax asset:
              State taxes                                 $ 4,060        $ 4,198
              Other                                           987            987
                                                          -------        -------
         Total deferred income tax asset                    5,047          5,185
              Valuation allowance                            --             --
                                                          -------        -------
         Net deferred income tax asset                      5,047          5,185
                                                          -------        -------
         Deferred income tax liability:
         Depreciation                                     $68,552        $70,842
                                                          -------        -------
         Total deferred income tax liability               68,552         70,842
                                                          -------        -------
         Net deferred income tax liability                $63,505        $65,657
                                                          =======        =======


     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                            2000           1999
                                                            ----           ----
         Tax expense at U.S. statutory rate                 34.0%         34.0%
         State tax provision                                 4.5           3.7
         Non-deductible expenses                             6.9           4.6
         Assessment of additional taxes related to a prior
           period                                             --           2.8
         Other                                              (0.2)          2.2
                                                            -----         -----
         Effective income tax rate                          45.2%         47.3%
                                                            =====         =====


12.  Stock-Based Compensation
     ------------------------

     The Company's 1997 Stock Option Plan (the "plan") adopted in November 1997 provides for the issuance of up to 500,000 options to purchase shares of its common stock to selected officers, outside directors, employees, and consultants. The plan's options vest pro rata over a five-year period and expire ten years from the date of grant. Under the term of the plan, options granted may be either non-qualified options or incentive stock options ("ISOs"). The exercise price for non-qualified options or ISOs may not be less than the quoted market price of the stock on date the option is granted. As of September 30, 2000, no options have ever been granted.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

13.  Disclosures about Fair Values of Financial Instruments
     ------------------------------------------------------

     The estimated fair value amounts of all financial instruments on the Company's September 30, 2000 and 1999 balance sheets, which are held for nontrading purposes, have been determined by using available market information and appropriate valuation methodologies.

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

     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

          Cash and equivalents, accounts receivable, inventory, prepaids, accounts payable, lines of credit payable, and certain other current liability amounts, as reported in the balance sheet, approximate fair value due to the short term maturities of these instruments.

          The fair value of non-current notes payable is estimated by determining the net present value of future payments. The carrying amounts on the balance sheet approximate fair value.


14.  Employee Benefit Plans
     ----------------------

     Profit-Sharing Plan

     In November 1998, the Company terminated its non-contributory profit sharing plan (the "plan") that covered substantially all employees. No employer contribution was ever made.

     Employee Retirement Plan

     In November 1998, the Company adopted an employee benefit plan, whereby eligible employees may elect to defer a portion of their annual compensation, up to a maximum of 15%, pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate. The Company matches contributions on a discretionary basis as determined by the board of directors, not to exceed 50% of the first 5% of the employees elected deferral. The Company recognized $32,819 and $0 of expense relating to the employee retirement plan for the years ended September 30, 2000 and 1999, respectively.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

15.  Related Party Transactions
     --------------------------

     Facilities Operating Leases

     The Company leases its Chicago area facility from an entity owned by the largest shareholders. For the years ended September 30, 2000 and 1999, the Company paid facility rent of $390,042 and $333,060 respectively.

     The Company leases its Las Vegas area facility from a former major Company shareholder and the former owner of Fun City prior to its acquisition and who is currently still a member of the Company's board of directors. For the years ended September 30, 2000 and 1999, the Company paid the former major shareholder facility rent of $82,008 for each year.

     Due from Related

     Party In years prior to the year ended September 30, 1999, the Company conducted business with an entity owned by the largest shareholders. The amount due from the entity to the Company was paid in full during the year ended September 30, 1999.

16.  Commitments
     -----------

     The Company leases its facilities from related parties (Note 14) on operating leases with future minimum lease payments at September 30, 2000, as follows:

                2001                                             $  450,702
                2002                                                 82,008
                2003                                                 54,672
                                                                 ----------
                Total future minimum lease payments              $  587,382
                                                                 ==========



     Rental expense was $472,050 and $415,068 during the years ended September 30, 2000 and 1999, respectively.

17.  Earnings Per Share
     ------------------

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

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

17.  Earnings Per Share, Continued
     -----------------------------

     The computation of basic and diluted earnings per common share at September 30, 2000 and 1999 are as follows:


                                                          2000          1999
                                                          ----          ----
           Basic earnings per common share:
                Net income (numerator)                $   283,141   $   415,971
           Weighted-average shares outstanding
                (denominator)                           3,115,860     3,417,841
                                                      -----------   -----------
           Basic earnings per common share            $      0.09   $      0.12
                                                      ===========   ===========
           Diluted earnings per common share:
                Net income (numerator)                $   283,141   $   415,971
                                                      -----------   -----------
                Weighted-average shares outstanding     3,115,860     3,417,841

                Shares committed to be issued                --          10,305
                                                      -----------   -----------
                Shares outstanding for the diluted
                earnings per common share calculation
                after assumed issuance (denominator)    3,155,860     3,428,146
                                                      -----------   -----------
           Diluted earnings per common share          $      0.09   $      0.12
                                                      ===========   ===========


18.  Common Stock
     ------------

     Shares Committed

     During the year ended September 30, 1998, the Company committed to issue 13,793 shares of its common stock over a four-year period as part of the acquisition cost of a business. The fair value of the commitment to issue the common shares over four years was $21,136. In the year ended September 30, 1999, the Company issued 3,488 of the committed shares. In the year ended September 30, 2000, the Company paid $10,305 in full satisfaction of the obligation in lieu of issuing the remaining 10,305 committed shares of common stock.

     Shares Retired

     During the years ended September 30, 2000 and 1999, the Company repurchased and retired 512,290 and 347,900 shares of its common stock for $464,584 and $353,274, respectively. Of these repurchased shares, 468,452 and 100,000 for the years ended September 30, 2000 and 1999, respectively, were repurchased from one of the largest shareholders who formerly was a corporate officer and a member of the board of directors at prices greater than the original issuance value resulting in decreases to retained earnings of $395,842 and $94,500 for the years ended September 30, 2000 and 1999, respectively.

                              Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

18.  Common Stock, Continued
     -----------------------

     Treasury Shares

     The Company accounts for treasury stock under the Par Value Method whereby the treasury stock account is recorded at the aggregate par value of the shares reacquired and the excess of the purchase price over the par value is recorded to the additional paid in capital account.

     During 2000, the Company repurchased 327,650 shares of common stock for an aggregate cost of $295,832. Of those shares, 231,250 were purchased for $208,125 from a former major Company shareholder and the former owner of Fun City prior to its acquisition who currently is a member of the Company's board of directors.

19.  Geographical Business Segments
     ------------------------------

     For the years ended September 30, 2000 and 1999, the Company operated in two geographical business segments. Each of the business segments is a separate legal entity; each operates in a distinct geographical area with unique product lines.

     Tone Products operates from facilities in Chicago, Illinois that manufacture and distribute food products in the beverage, dry mix beverage, syrup, condiment and sauce categories that are sold to wholesale customers.

     Fun City operates from facilities in Las Vegas, Nevada that manufacture and purchases snack food products that are sold to wholesale and retail customers.

     Both entities focus their marketing efforts for their products on the client base within a 300-mile radius of the facilities.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                      As of September 30, 2000 and 1999 and
        For Each of the Two Years in the Period Ended September 30, 2000
--------------------------------------------------------------------------------

19.  Geographical Business Segments, Continued

                                                         2000           1999
                                                         ----           ----
            Revenue
            Tone Products, Inc.                     $ 10,102,409   $  9,295,681
            Fun City Popcorn, Inc.                     2,161,676      2,379,987
                                                    ------------   ------------
            Total revenue                           $ 12,264,085   $ 11,675,668
                                                    ============   ============
            Operating income (loss)
            Tone Products, Inc.                     $    653,655   $    882,765
            Fun City Popcorn, Inc.                       (54,464)       (54,040)
                                                    ------------   ------------
            Total operating income (loss)           $    599,191   $    828,725
                                                    ============   ============
            Depreciation and amortization
            Tone Products, Inc.                     $    283,701   $    263,027
            Fun City Popcorn, Inc.                       132,680        134,692
                                                    ------------   ------------
            Total depreciation and amortization     $    416,380   $    397,719
                                                    ============   ============
            Interest expense
            Tone Products, Inc.                     $     76,517   $     46,350
            Fun City Popcorn, Inc.                        14,127         16,348
                                                    ------------   ------------
            Total interest expense                  $     90,644   $     62,698
                                                    ============   ============
            Identifiable assets
            Tone Products, Inc.                     $  3,582,386   $  4,141,812
            Fun City Popcorn, Inc.                     1,122,692      1,273,820
                                                    ------------   ------------
            Total identifiable assets               $  4,705,078   $  5,415,632
                                                    ============   ============
            Expenditures for long-lived assets
            Tone Products, Inc.                     $    114,368   $    547,883
            Fun City Popcorn, Inc.                         2,190         41,663
                                                    ------------   ------------
            Total expenditures for long-lived
            assets                                  $    116,558   $    589,546
                                                    ============   ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
NONE


                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:


                                                              Officer or
    Name                Age            Office                 Director Since(1)
    ----                ---            ------                -----------------
Timothy E. Evon         47      President, Chairman of the     October, 1996
                                Board, Chief Executive
                                Officer, and Director

Thomas J. Evon          45      Vice-President - Special       November, 1996
                                Accounts, and Director

William H. Hamen        40      Secretary, Treasurer,          November, 1996
                                Chief Financial Officer
                                and Director

Jack T. Cory            59      Director                       October, 1996

Charles A. Ehemann      48      Director                       October, 1996

Martin J. Finan         39      Director                       March, 1999

(1) Reflects the date TPI was acquired by the Company. Messrs. Evon and Evon had been directors of TPI, the Company's predecessor, from September 1978.

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Directors not employed by the Company do not receive fees for attending Board of Directors' meetings but are reimbursed for out-of-pocket expenses, and each is granted stock options to purchase 25,000 shares of the Company's Common Stock after one year of service and an additional 10,000 share option after their second year of service. Timothy E. Evon and Thomas J. Evon are brothers.

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

     Martin J. Finan has been employed by S.G. Cowen Corp. since 1993 and currently is the Director of the Structured Finance Group. Previously he was the Vice President of Corporate Finance at Westpac Corp. Mr. Finan is a C.P.A. and has a M.B.A. from the University of Chicago

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer for the years ended September 30, 1999 and 2000. Timothy E. Evon currently receives an annual salary of $132,600.

                                   Summary Compensation Table

                                              Annual                               Long Term
                                           Compensation                          Compensation
                                           ------------                          ------------
     Name and                                  Other Annual     Awards                    All Other
Principal Position          Year     Salary       Bonus      Compensation     Options     Compensation
-------------------                 --------   ----------    ------------     -------     -------------
Timothy E. Evon,            2000    $115,215    $23,000          $0             $0            $0
Chief Executive Officer     1999    $104,300     $3,450          $0             $0            $0

Thomas J. Evon,              2000   $101,380    $20,000          $0             $0            $0
Vice President


Stock Option Plan

     In November 1997, the Company adopted its 1997 Stock Option Plan (the "Plan"), which provides for the grant to employees, officers, directors and consultants of options to purchase up to 500,000 shares of Common stock, consisting of both "incentive stock options" within the meaning of Section 422A of the United States Internal Revenue Code of 1986 (the "Code") and "non-qualified" options. Incentive stock options are issuable only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants and others, as well as to employees of the Company.

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

     As of the date of this Report, options to purchase 400,000 shares have been granted under the Plan, of which 170,000 options have been issued to the Company's executive officers and directors. Options are exercisable at $1.00 to $1.75 per share until November 2007, and none of such options have been exercised.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information as of November 30, 2000 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group.

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

                                        Number of
                                        Shares of
                                         Common
                                       Stock Owned                   Percent of
                                        of Record                   Common Stock
       Name                        and Beneficially(1)                 Owned
       ----                        -------------------                 -----

Timothy E. Evon                          748,166                       28.5%
Thomas J. Evon                           748,166                       28.5%
William H. Hamen                         108,500                        4.1%
Charles A. Ehemann                        12,500                        0.4%
Cede & Co.                               590,787                       22.5%
All officers and directors             1,617,332                       61.7%
as a group (6 persons)
------------

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

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

     a. Exhibits: None
     b. Reports on Exhibit 8K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Melrose Park, Illinois, on December 24, 2000.


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

       Signature                        Title                        Date
       ---------                        -----                        ----

By:  /s/  Timothy E. Evon       President Chief Executive      December 24, 2000
---------------------------     Officer, and Director
          Timothy E. Evon


By:  /s/  Thomas J. Evon        Vice-President - Special       December 24, 2000
---------------------------     Accounts and Director
          Thomas J. Evon


By:  /s/  William H. Hamen      Secretary, Treasurer,          December 24, 2000
---------------------------     Chief Financial Officer
          William H. Hamen      (Principal Accounting Officer)
                                and Director


By:  /s/  Jack T. Cory          Director                       December 24, 2000
---------------------------
          Jack T. Cory


By:  /s/  Charles A. Ehemann    Director                       December 24, 2000
---------------------------
          Charles A. Ehemann


By:  /s/  Martin J. Finan       Director                       December 24, 2000
---------------------------
          Martin J. Finan