Form 10QSB
period 2000-12-31
TONE PRODUCTS INC
filed 2001-02-14
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                ACT OF 1934, for the quarter ended June 30, 2000.

                          Commission File Number 0-4289

                               TONE PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



             ARKANSAS                                           71-0390957
   ------------------------------                            ----------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                           Identification No.)



              2129 North 15th Street, Melrose Park, Illinois 60160
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)



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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 2,309,927 on Jan 27, 2001.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

The consolidated financial statements have been prepared by Tone Products, Inc.("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2000. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                               Tone Products, Inc.

                        Consolidated Financial Statements

                                   (Unaudited)

                           As of December 31, 2000 and
      For Each of the Three Month Periods Ended December 31, 2000 and 1999

                               Tone Products, Inc.

                 Index to the Consolidated Financial Statements

                                   (Unaudited)

                           As of December 31, 2000 and
      For Each of the Three Month Periods Ended December 31, 2000 and 1999




     Consolidated Financial Statements of Tone Products, Inc.:

         Consolidated Balance Sheet (Unaudited),
           December 31, 2000..................................................1

         Consolidated Statements of Operations
          (Unaudited) for Each of Three Month
          Periods Ended December 31, 2000 and 1999............................3

         Consolidated  Statements of Shareholders'
          Equity (Unaudited) for the Three Month
          Period Ended December 31, 2000......................................4

         Consolidated Statements of Cash Flows
          (Unaudited) for Each of Three  Month
          Periods Ended December 31, 2000 and 1999............................5

         Notes to the Consolidated Financial Statements
          (Unaudited).........................................................7

                              Tone Products, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
                             As of December 31, 2000

--------------------------------------------------------------------------------

                                     ASSETS


Current assets:
    Cash and equivalents                                              $  215,195
    Accounts receivable trade, net                                     1,012,899
    Inventories                                                        1,086,812
    Deferred tax asset                                                       927
    Prepaid income taxes                                                 138,503
    Other current assets                                                  54,303
                                                                      ----------
Total current assets                                                   2,508,639

Property and equipment, net                                            1,424,454
Intangible assets, net                                                   622,861
Other assets                                                              28,489
                                                                      ----------
                                                                      ----------
Total assets                                                          $4,584,443
                                                                      ==========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               Tone Products, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
                             As of December 31, 2000

--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Lines of credit                                                 $   311,204
    Accounts payable trade                                              464,948
    Accrued expenses                                                    236,112
    Notes payable, current maturities                                   147,234
                                                                    -----------

Total current liabilities                                             1,159,498

Notes payable, net of current maturities                                514,692
Deferred tax liability                                                   64,432
                                                                    -----------

Total liabilities                                                     1,738,622
                                                                    -----------

Commitments and contingencies
Shareholders' equity:
    Convertible Series A preferred stock; $10 par value;
          500,000 shares authorized; none issued and
          outstanding at December 31 2000                                  --

    Common stock; $0.10 par value; 50,000,000 shares
         authorized; 2,722,910 shares issued and 2,218,760
         shares outstanding at December  31, 2000                       272,291

    Common stock held in treasury, 504,150 shares at
         December 31, 2000                                              (50,415)
                                                                    -----------

                                                                        221,876
    Additional paid in capital                                          388,022
    Retained earnings                                                 2,235,923
                                                                    -----------

Total shareholders' equity                                            2,845,821
                                                                    -----------

Total liabilities and shareholders' equity                          $ 4,584,443
                                                                    ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.



                                   Tone Products, Inc.
                          Consolidated Statements of Operations
                                       (Unaudited)
          For Each of the Three Month Periods Ended December 31, 2000 and 1999

---------------------------------------------------------------------------------------


                                                      For the              For the
                                                    Three Month          Three Month
                                                    Period Ended        Period Ended
                                                 December 31, 2000    December 31, 1999
                                                     -----------         -----------

Net sales                                            $ 2,486,354         $ 2,568,854
Cost of sales                                          1,893,060           1,854,274
                                                     -----------         -----------
       Gross profit                                      593,294             714,580
Operating costs and expenses                             670,405             677,401
                                                     -----------         -----------
       Income (loss) from operations                     (77,111)             37,179
                                                     -----------         -----------
Other income (expense):
       Interest expense                                  (25,725)            (18,647)
       Interest income                                     1,866               1,717
       Other income                                        1,000                --
                                                     -----------         -----------
                                                         (22,859)            (16,930)
                                                     -----------         -----------
Income (loss) before provision for income taxes          (99,970)             20,249
       Provision (benefit) for income taxes              (31,491)             12,400
                                                     -----------         -----------
Net income (loss)                                    $   (68,479)        $     7,849
                                                     ===========         ===========

Net income (loss) per share, basic and diluted       ($     0.03)        $      0.00
                                                     ===========         ===========
Basic weighted average common shares
       outstanding                                     2,309,927           3,535,200
                                                     ===========         ===========
Diluted weighted average common shares
       outstanding                                     2,309,927           3,545,505
                                                     ===========         ===========


                     The accompanying notes are an integral part of
                         the consolidated financial statements.

                                            3




                                                 Tone Products, Inc.
                                   Consolidated Statements of Shareholders' Equity
                                                     (Unaudited)
                                 For the Three Month Period Ended December 31, 2000

--------------------------------------------------------------------------------------------------------------------


                                                           Common Stock    Additional
                                 Common         Common        Held in       Paid-in        Retained
                                 Shares         Stock        Treasury       Capital        Earnings        Total
                              -----------    -----------   -----------    -----------    -----------    -----------

Balance, September 30, 2000     2,395,260    $   272,291   $   (32,765)   $   529,222    $ 2,304,402    $ 3,073,150
    Shares repurchased           (176,500)          --         (17,650)      (141,200)          --         (158,850)
    Net loss                         --             --            --             --          (68,479)       (68,479)
                              -----------    -----------   -----------    -----------    -----------    -----------

Balance, December 31, 2000      2,218,760    $   272,291   $   (50,415)   $   388,022    $ 2,235,923    $ 2,845,821
                              ===========    ===========   ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part of the consolidated financial statements.

                                                          4



                                       Tone Products, Inc.
                              Consolidated Statement of Cash Flows
                                           (Unaudited)
              For Each of the Three Month Periods Ended December 31, 2000 and 1999

-----------------------------------------------------------------------------------------------

                                                              For the            For the
                                                            Three Month         Three Month
                                                            Period Ended        Period Ended
                                                         December 31, 1999    December 31, 2000
                                                              ---------          ---------

Cash flows provided by (used in) operating activities:
       Net income (loss)                                      $ (68,479)         $   7,849
       Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization                        99,401            104,600
       Decrease (increase) in assets:
            Accounts receivable - trade, net                     29,613             70,468
            Inventories                                          87,942            107,566
            Other current assets                                   (184)            44,504
            Prepaid income taxes                                (20,556)              --
            Deferred tax asset                                     --              (11,296)
            Other assets                                          6,252            (19,278)
       Increase (decrease) in liabilities:
            Accounts payable trade                               90,081            (30,951)
            Accrued expenses                                    (36,892)          (112,314)
            Income taxes payable                                   --                4,150
                                                              ---------          ---------

Cash provided by operating activities                           187,178            165,298
                                                              ---------          ---------

Cash flows provided by (used in) investing activities
       Purchase of property and equipment                       (30,580)           119,112
                                                              ---------          ---------

Cash provided by (used in) investing activities                 (30,580)           119,112
                                                              ---------          ---------


                         The accompanying notes are an integral part of
                             the consolidated financial statements.

                                                5




                                           Tone Products, Inc.
                                  Consolidated Statement of Cash Flows
                                               (Unaudited)

                  For Each of the Three Month Periods Ended December 31, 2000 and 1999

-------------------------------------------------------------------------------------------------------


                                                                     For the               For the
                                                                   Three Month           Three Month
                                                                   Period Ended          Period Ended
                                                                 December 31, 1999    December 31, 2000
                                                                     ---------            ---------
Cash flows provided by (used in) financing activities:
       Net proceeds (payments) from the line of credit               $  96,250            $ (65,228)
       Payments on notes payable                                       (42,745)             (39,778)
       Proceeds from the issuance of notes payable                        --                 11,665
       Repurchase of Company common stock                             (158,850)                --
                                                                     ---------            ---------
Cash used in financing activities                                     (105,345)             (93,341)
                                                                     ---------            ---------
Net increase in cash                                                    51,253              191,069
Cash at beginning of period                                            163,942              173,248
                                                                     ---------            ---------
Cash at end of period                                                $ 215,195            $ 364,317
                                                                     =========            =========

                        Supplemental Disclosure of Cash Flow Information
Interest paid                                                        $  25,725            $  18,647
Income taxes paid                                                    $    --              $    --


                             The accompanying notes are an integral part of
                                 the consolidated financial statements.

                                                    6

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

                           As of December 31, 2000 and
      For Each of the Three Month Periods Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Tone Products, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of December 31, 2000, the results of its consolidated operations for the three month periods ended December 31, 2000 and 1999 and the related condensed consolidated statements of shareholders' equity and cash flows for the three month periods ended December 31, 2000 and 1999.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2000.

2.   Property and Equipment
     ----------------------

     At December 31, 2000, property and equipment consisted of the following:


           Property and equipment                        $    3,133,019
           Furniture and fixtures                               111,766
           Vehicles                                             320,050
           Leasehold improvements                               582,476
                                                         --------------

                                                              4,147,311
                Less: accumulated depreciation               (2,722,857)
                                                         --------------
           Total property and equipment, net             $    1,424,454
                                                         ==============

     Depreciation expense for each of the three month periods ended December 31, 2000 and 1999 was $83,540 and $88,740, respectively.

                              Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

                           As of December 31, 2000 and
      For Each of the Three Month Periods Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


3.   Accrued Expenses
     ----------------

     At December 31, 2000, accrued expenses consist of the following:

           Accrued co-operative promotional expenses                $  74,804
           Accrued real estate taxes                                   74,847
           Accrued payroll and payroll taxes                           33,392
           Other accrued expenses                                      53,069
                                                                    ---------

           Total accrued expenses                                   $ 236,112
                                                                    =========

4.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate at
     December 31 is as follows:                             2000         1999
                                                            ----         ----

           Tax expense at U.S. statutory rate               34.0%        34.0%
           State tax provision                               4.4          4.4
           Non-deductible expenses                           6.9         20.6
           Other                                              -           2.2
           Effective income tax rate                        31.5%        61.2%
                                                            =====        =====

5.   Related Party Transactions
     --------------------------

     Facilities Operating Leases


     The Company leases its Chicago area facility from an entity owned by the largest shareholders. For the three month periods ended December 31, 2000 and 1999, the Company paid facility rent of $92,174 and $92,933, respectively.

     The Company leases its Las Vegas area facility from a member of the Company's board of directors. For the three month periods ended December 31, 2000 and 1999, the Company paid facility rent of $20,502 for each period.



                                   Tone Products, Inc.

                      Notes to the Consolidated Financial Statements

                                        (Unaudited)

                                As of December 31, 2000 and
           For Each of the Three Month Periods Ended December 31, 2000 and 1999

------------------------------------------------------------------------------------------


6.   Commitments
     -----------

     The Company leases its facilities from related parties (Note 5) on operating leases with future minimum lease payments at December 31, 2000, as follows:

                2001                                      $    358,528
                2002                                            82,008
                2003                                            34,170
                                                           ------------

                Total future minimum lease payments       $    474,706
                                                          ============

7.   Earnings Per Share
     ------------------

     Basic earnings per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued unless their effect would be antidilutive.

     The computation of basic and diluted earnings per common share at December
     31, 2000 and 1999 are as follows:

                                                              2000              1999
                                                              ----              ----
        Basic earnings per common share:
          Net income (loss) (numerator)                  $      (68,479)   $        7,849
          Weighted-average shares outstanding
          (denominator)                                       2,309,927         3,535,200
                                                         --------------    --------------

          Basic earnings per common share                $        (0.03)   $         0.00
                                                         ==============    ==============

          Diluted earnings per common share:
             Net income (loss) (numerator)               $      (68,479)   $        7,849
                                                         --------------    --------------

             Weighted-average shares outstanding              2,309,927         3,535,200

             Effect of dilutive securities:
                Shares committed to be issued                      --              10,305
                                                         --------------    --------------
             Weighted average number of common
              shares assuming dilution                        2,309,927         3,545,505
                                                         --------------    --------------

          Diluted earnings per common share              $        (0.03)   $         0.00
                                                         ==============    ==============

                                            9



                                               Tone Products, Inc.

                                 Notes to the Consolidated Financial Statements

                                                   (Unaudited)

                                           As of December 31, 2000 and
                      For Each of the Three Month Periods Ended December 31, 2000 and 1999

----------------------------------------------------------------------------------------------------------------


8.   Common Stock
     ------------

     Treasury Shares

     The Company accounts for treasury stock under the par value method whereby the treasury stock account is recorded at the aggregate par value of the shares reacquired, and the excess of the purchase price over the par value is recorded to the additional paid-in capital account.

     During the three month period ended December 31, 2000, the Company repurchased 176,500 shares of common stock for an aggregate cost of $158,850.

9.   Geographical Business Segments
     ------------------------------

     The Company operates in two geographical business segments. Each of the business segments is separate legal entity and each operates in a distinct geographical area with unique product lines.

     Certain financial information is presented below:

                                                                   Tone            Fun City
                                                              Products, Inc.     Popcorn, Inc.        Total
                                                              --------------     -------------     ------------
           Three month period ended December 31, 2000:
                Revenue                                       $    1,962,389     $     523,965   $    2,486,354
                Operating income (loss)                              (63,614)          (13,497)         (77,111)
                Depreciation and amortization                         65,726            33,675           99,401
                Identifiable assets                                3,494,275         1,090,168        4,584,443

           Three month period ended December 31, 1999:
                Revenue                                       $    2,019,149     $     549,705   $    2,568,854
                Operating income (loss)                               43,761            (6,582)          37,179
                Depreciation and amortization                         70,925            33,675          104,600
                Identifiable assets                                4,206,592         1,179,436        5,386,028


                                                       10

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

                           As of December 31, 2000 and
      For Each of the Three Month Periods Ended December 31, 2000 and 1999

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

Net income for the first fiscal quarter ended December 31, 2000, decreased to a loss of $-68,479 or $-0.03 diluted earnings per share from $7,849 or $0.00 diluted earnings per share last year. Revenues for the first fiscal quarter ended December 31, 2000, decreased to $2,486,354 from $2,568,854 in the same period last year.

Decreases in net income are the result of lower sales revenue at both the Las Vegas and Melrose Park operations. Private label packaging customers had the largest effect in lowering revenues.


LIQUIDITY AND CAPITAL RESOURCES

The Company's long and short-term liquidity and capital resources are good.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

                           As of December 31, 2000 and
      For Each of the Three Month Periods Ended December 31, 2000 and 1999

--------------------------------------------------------------------------------


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


                                   Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2000                       TONE PRODUCTS, INC


                                            By:  /s/  TIMOTHY EVON
                                            ------------------------------------
                                                      Timothy Evon
                                                      Director and President