Form 10QSB
period 2001-03-31
TONE PRODUCTS INC
filed 2001-05-14
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                ACT OF 1934, for the quarter ended March 31,2001.

                          Commission File Number 0-4289

                               TONE PRODUCTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)



           ARKANSAS                                               71-0390957
 ------------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



              2129 North 15th Street, Melrose Park, Illinois 60160
                --------------------------------------     --------
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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 1,899,544 on Apr 14, 2001.

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

                               Tone Products, Inc.

                        Consolidated Financial Statements

                                   (Unaudited)

                            As of March 31, 2001 and
                    For the Three and Six Month Periods Ended
                             March 31, 2001 and 2000

                               Tone Products, Inc.

                 Index to the Consolidated Financial Statements

                                   (Unaudited)

                            As of March 31, 2001 and
        For the Three and Six Month Periods Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------



        Consolidated Financial Statements of Tone Products, Inc.:

             Consolidated  Balance  Sheet  (Unaudited),  March 31,
                2001..........................................................1

             Consolidated  Statements  of  Operations  (Unaudited)
                for  Each of Three  and Six  Month  Periods  Ended
                March 31, 2001 and 2000.......................................3

             Consolidated   Statements  of  Shareholders'   Equity
                (Unaudited)  for the Six Month  Period Ended March
                31, 2001......................................................4

             Consolidated  Statements  of Cash  Flows  (Unaudited)
                for Each of Six  Month  Periods  Ended  March  31,
                2001 and 2000.................................................5

        Notes   to   the   Consolidated    Financial    Statements
                (Unaudited)...................................................7

                               Tone Products, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                              As of March 31, 2001
--------------------------------------------------------------------------------

                                     ASSETS



Current assets:
    Cash and equivalents                                              $  226,156
    Accounts receivable trade, net                                     1,236,409
    Inventories                                                          863,033
    Deferred tax asset                                                       927
    Prepaid income taxes                                                 115,964
    Other current assets                                                  51,265
                                                                      ----------
Total current assets                                                   2,493,754


Property and equipment, net                                            1,405,764
Intangible assets, net                                                   607,001
Other assets                                                              22,091
                                                                      ----------

Total assets                                                          $4,528,610
                                                                      ==========


                  The accompanying notes are an integral part
                    of the consolidated financial statements.

                               Tone Products, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                              As of March 31, 2001
--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Lines of credit                                                 $   712,910
    Accounts payable trade                                              361,347
    Accrued expenses                                                    184,693
    Notes payable, current maturities                                   137,300
                                                                    -----------
Total current liabilities                                             1,396,250


Notes payable, net of current maturities                                471,407
Deferred tax liability                                                   64,432
                                                                    -----------
Total liabilities                                                     1,932,089
                                                                    -----------
Commitments and contingencies

Shareholders' equity:
    Convertible Series A preferred stock; $10 par value;
        500,000 shares authorized; none issued and
        outstanding at March 31, 2001
    Common stock; $0.10 par value; 50,000,000 shares
        authorized; 2,722,914 shares issued and 1,899,544
        shares outstanding at March 31, 2001                            272,291
    Less: common stock held in treasury, 823,370 shares at
        March 31, 2001                                                  (82,337)
                                                                    -----------
                                                                        189,954
    Additional paid in capital                                          132,650
    Retained earnings                                                 2,273,917
                                                                    -----------
Total shareholders' equity                                            2,596,521
                                                                    -----------
Total liabilities and shareholders' equity                          $ 4,528,610
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



                                                     Tone Products, Inc.

                                            Consolidated Statements of Operations
                                                         (Unaudited)

                          For Each of the Three and Six Month Periods Ended March 31, 2001 and 2000
---------------------------------------------------------------------------------------------------------------------------


                                                         For the             For the           For the          For the
                                                       Three Month         Three Month        Six Month        Six Month
                                                       Period Ended       Period Ended       Period Ended     Period Ended
                                                      March 31, 2001     March 31, 2000     March 31, 2001   March 31, 2000
                                                      --------------     --------------     --------------   --------------
Net sales                                              $ 2,869,293        $ 2,861,507        $ 5,355,647       $ 5,430,361
Cost of sales                                            2,160,869          1,966,792          4,053,929         3,858,019
                                                       -----------        -----------        -----------       -----------
       Gross profit                                        708,424            894,715          1,301,718         1,572,342
Operating costs and expenses                               629,391            698,861          1,299,796         1,396,963
                                                       -----------        -----------        -----------       -----------
       Income (loss) from operations                        79,033            195,854              1,922           175,379
                                                       -----------        -----------        -----------       -----------

Other income (expense):
       Interest expense                                    (19,657)              --              (45,382)              --
       Interest income                                       1,157               --                3,023               --
       Other income                                           --                5,584              1,000            11,301
                                                       -----------        -----------        -----------       -----------
                                                           (18,500)             5,584            (41,359)           11,301
                                                       -----------        -----------        -----------       -----------
Income (loss) before provision for income taxes             60,533            201,438            (39,437)          186,680
       Provision (benefit) for income taxes                 22,539             87,910             (8,952)           90,408
                                                       -----------        -----------        -----------       -----------
Net income (loss)                                      $    37,994        $   113,528        $   (30,485)      $    96,272
                                                       ===========        ===========        ===========       ===========

Net income (loss) per share, basic and diluted         $      0.02        $      0.04        $     (0.01)      $      0.03
                                                       ===========        ===========        ===========       ===========

Basic and diluted weighted average common shares
       outstanding                                       1,985,766          3,235,200          2,149,230         3,726,378
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

                                                              3

                                                     Tone Products, Inc.

                                       Consolidated Statements of Shareholders' Equity
                                                         (Unaudited)

                                        For the Six Month Period Ended March 31, 2001
---------------------------------------------------------------------------------------------------------------------------


                                                               Common Stock    Additional
                                     Common        Common        Held in        Paid-in          Retained
                                     Shares        Stock         Treasury       Capital          Earnings         Total
                                   ----------    ----------     ----------     ----------       ----------      ----------

Balance, September 30, 2000         2,395,260    $  272,291     $  (32,765)    $  529,222       $2,304,402      $3,073,150

    Shares repurchased               (495,716)         --          (49,572)      (396,572)            --          (446,144)
    Net loss                             --            --             --             --            (30,485)        (30,485)
                                   ----------    ----------     ----------     ----------       ----------      ----------

Balance, March 31, 2001             1,899,544    $  272,291     $  (82,337)    $  132,650       $2,273,917      $2,596,521
                                   ==========    ==========     ==========     ==========       ==========      ==========


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

                                                              4


                                   Tone Products, Inc.

                          Consolidated Statement of Cash Flows
                                       (Unaudited)

             For Each of the Six Month Periods Ended March 31, 2001 and 2000
----------------------------------------------------------------------------------------

                                                            For the          For the
                                                           Six Month        Six Month
                                                         Period Ended      Period Ended
                                                        March 31, 2000    March 31, 2001
                                                        --------------    --------------

Cash flows provided by (used in) operating activities:
       Net income (loss)                                   $ (30,485)      $  96,272
       Adjustments to reconcile net income (loss) to net
         cash provided by operating activities:
            Depreciation and amortization                    196,201         209,201
       Decrease (increase) in assets:
            Accounts receivable  trade, net                 (193,897)       (229,115)
            Inventories                                      311,721          75,800
            Prepaid income taxes                               1,983
            Deferred tax asset                                  --               227
            Other current assets                               2,854          14,230
            Other assets                                      12,650         (26,538)
       Increase (decrease) in liabilities:
            Accounts payable trade                           (13,520)        225,735
            Accrued expenses                                 (88,311)        (62,948)
            Income taxes payable                                --            70,635
                                                           ---------       ---------
Cash provided by operating activities                        199,196         373,499
                                                           ---------       ---------
Cash flows provided by (used in) investing activities
       Purchase of property and equipment                    (92,830)        (36,216)
                                                           ---------       ---------
Cash provided by (used in) investing activities              (92,830)        (36,216)
                                                           ---------       ---------


                       The accompanying notes are an integral part
                        of the consolidated financial statements.

                                            5


                                     Tone Products, Inc.

                            Consolidated Statement of Cash Flows
                                         (Unaudited)

               For Each of the Six Month Periods Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------------------


                                                             For the             For the
                                                            Six Month           Six Month
                                                           Period Ended        Period Ended
                                                          March 31, 2000      March 31, 2001
                                                          --------------      --------------

Cash flows provided by (used in) financing activities:
       Net proceeds (payments) from the line of credit       $ 497,956          $(171,339)
       Payments on notes payable                               (95,964)           (26,944)
       Cash issued in lieu of issuance of committed shares        --              (10,305)
       Repurchase of Company common stock                     (446,144)           (40,277)
                                                             ---------          ---------
Cash used in financing activities                              (44,152)          (248,865)
                                                             ---------          ---------
Net increase in cash                                            62,214             88,418

Cash at beginning of period                                    163,942            173,248
                                                             ---------          ---------
Cash at end of period                                        $ 226,156          $ 261,666
                                                             =========          =========

                     Supplemental Disclosure of Cash Flow Information


Interest paid                                                $  25,725          $  18,647
Income taxes paid                                            $    --            $    --


                         The accompanying notes are an integral part
                          of the consolidated financial statements.

                                             6

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

                            As of March 31, 2001 and
         For Each of the Six Month Periods Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Tone Products, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 2001, the results of its consolidated operations for the three and six month periods ended March 31, 2001 and 2000, and the related condensed consolidated statements of shareholders' equity and cash flows for each of the six month periods ended March 31, 2001 and 2000.

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

2.   Property and Equipment
     ----------------------

     At March 31, 2001, property and equipment consisted of the following:


           Property and equipment                      $  3,189,269
           Furniture and fixtures                           111,766
           Vehicles                                         320,050
           Leasehold improvements                           588,476
                                                       ------------

                                                          4,209,561
                Less: accumulated depreciation           (2,803,797)
                                                       ------------

           Total property and equipment, net           $  1,405,764
                                                       ============

     Depreciation expense for the three month periods ended March 31, 2001 and 2000, was $80,940 and $88,740, respectively and for the six month periods ended March 31, 2001 and 2000, was $164,480 and $177,480, respectively.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

                            As of March 31, 2001 and
         For Each of the Six Month Periods Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------


3.   Accrued Expenses
     ----------------

     At March 31, 2001, accrued expenses consist of the following:

           Accrued co-operative promotional expenses                $   74,804
           Accrued real estate taxes                                    56,754
           Accrued payroll and payroll taxes                            38,673
           Other accrued expenses                                       14,462
                                                                    ----------

           Total accrued expenses                                   $  184,693
                                                                    ==========

4.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the three and six months periods ended March 31, 2001 and 2000 is as follows:

                                                       2001            2000
                                                    ----------      ----------

           Tax expense at U.S. statutory rate         (34.0)%          34.0%
           State tax provision                          4.4             3.8
           Non-deductible expenses                      6.9             9.4
           Other                                         -               -
                                                    ----------      ----------

           Effective income tax rate                  (22.7)%          47.2%
                                                    ==========      ==========




5.   Related Party Transactions
     --------------------------

     Facilities Operating Leases


     The Company leases its Chicago area facility from an entity owned by the largest shareholders. For each of the three month periods ended March 31, 2001 and 2000, the Company paid facility rent of $92,174 and $101,229, respectively and for the six month periods ended March 31, 2001 and 2000, the Company paid facility rent of $184,348 and $194,162, respectively.

     The Company leases its Las Vegas area facility from a member of the Company's board of directors. For each of the three month periods ended March 31, 2001 and 2000, the Company paid facility rent of $20,502 for each period and for the six month periods ended the March 31, 2001 and 2000, the Company paid facility rent of $41,004 for each period.



                                    Tone Products, Inc.

                      Notes to the Consolidated Financial Statements

                                        (Unaudited)

                                 As of March 31, 2001 and
              For Each of the Six Month Periods Ended March 31, 2001 and 2000
-----------------------------------------------------------------------------------------


6.   Commitments
     -----------

     The Company leases its facilities from related parties (Note 5) on operating leases with future minimum lease payments at March 31, 2001, as follows:

                2001                                       $ 358,528
                2002                                          82,008
                2003                                          34,170
                                                           ---------

                Total future minimum lease payments        $ 474,706
                                                           =========

7.   Earnings (Loss) Per Share


     Basic earnings (loss) per share ("EPS") is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued unless their effect would be antidilutive.

     The computation of basic and diluted earnings (loss) per common share for the three and six month periods ended March 31, 2001 and 2000 are as follows:

                                                                 For the Three Months
                                                                     Ended March 31,
                                                               -------------------------
                                                                  2001          2000
                                                               -----------   -----------

         Basic and diluted earnings per common share:
              Net income (numerator)                           $    23,534   $   113,528
              Weighted-average shares outstanding
              (denominator)                                      1,985,766     3,235,200
                                                               -----------   -----------

         Basic and diluted earnings per common share           $      0.01   $      0.04
                                                               ===========   ===========

                                                                  For the Six Months
                                                                    Ended March 31,
                                                               -------------------------
                                                                  2001           2000
                                                               ----------     ----------

         Basic and diluted earnings (loss) per common
         share:
              Net income (loss) (numerator)                    $  (44,945)    $   96,272
              Weighted-average shares outstanding
              (denominator)                                     2,149,230      3,726,378
                                                               ----------     ----------

           Basic and diluted earnings (loss) per common share  $    (0.02)    $     0.03
                                                               ==========     ==========

                                            9



                                               Tone Products, Inc.

                                 Notes to the Consolidated Financial Statements

                                                   (Unaudited)

                                            As of March 31, 2001 and
                         For Each of the Six Month Periods Ended March 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------


8.   Common Stock
     -----------

     Treasury Shares


     The Company accounts for treasury stock under the par value method whereby the treasury stock account is recorded at the aggregate par value of the shares reacquired, and the excess of the purchase price over the par value is recorded to the additional paid-in capital account.

     During the six month period ended March 31, 2001, the Company repurchased
     495,716 shares of common stock for an aggregate cost of $446,144.

9.   Geographical Business Segments
     ------------------------------

     The Company operates in two geographical business segments. Each of the business segments is separate legal entity and each operates in a distinct geographical area with unique product lines.

     Certain financial information is presented below:

                                                                   Tone             Fun City
                                                              Products, Inc.      Popcorn, Inc.       Total
                                                              --------------     --------------  ---------------
           Three month period ended March 31, 2001:
                Revenue                                       $    2,361,974     $     507,319   $    2,869,293
                Operating income (loss)                              103,243           (24,209)          79,033
                Depreciation and amortization                         13,496            33,675           47,171
                Identifiable assets                                3,500,323         1,028,287        4,528,610

           Three month period ended March 31, 2000:
                Revenue                                       $    2,301,193     $     560,314   $    2,861,507
                Operating income (loss)                              140,719            55,135          195,854
                Depreciation and amortization                         70,925            33,675          104,600
                Identifiable assets                                4,310,161         1,230,484        5,540,645

                                       10



                                               Tone Products, Inc.

                                 Notes to the Consolidated Financial Statements

                                                   (Unaudited)

                                            As of March 31, 2001 and
                         For Each of the Six Month Periods Ended March 31, 2001 and 2000
----------------------------------------------------------------------------------------------------------------


9.    Geographical Business Segments, Continued
      -----------------------------------------
                                                                   Tone             Fun City
                                                              Products, Inc.      Popcorn, Inc.       Total
                                                              --------------     --------------  ---------------
           Six month period ended March 31, 2001:
                Revenue                                       $    4,324,363     $   1,031,284   $    5,355,647
                Operating income (loss)                               39,630           (37,707)           1,923
                Depreciation and amortization                        128,850            67,350          196,200
                Identifiable assets                                3,500,323         1,028,287        4,528,610

           Six month period ended March 31, 2000:
                Revenue                                       $    4,320,341     $   1,110,020   $    5,430,361
                Operating income (loss)                              164,527            10,852          175,379
                Depreciation and amortization                        141,850            67,350          209,200
                Identifiable assets                                4,310,161         1,230,484        5,540,645

                                                       11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

Revenues

The Company's revenues are derived principally from the sale of food products at its two facilities. Revenues have increased as a result of increased sales of private label beverage products and barbeque sauces.

Net income for the second fiscal quarter ended March 31, 2001, decreased to $37,994 or $0.02 diluted earnings per share from $113,528 or $0.04 diluted earnings per share last year. Revenues for the second fiscal quarter ended March 31, 2000, increased to $2,869,293 from $2,861,507 in the same period last year.

Decreases in net income are the result of increased expenses, expenses for shop maintenance and equipment repair as well as fuel and utilities (gas and electricity) being the largest increases. Private label packaging customers had the largest effect in lowering revenues.


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

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

        The company has approved the distribution of all 1,893,579 shares of its wholly owned subsidiary, Fun City Popcorn, Inc., to Tone's shareholders. Accordingly, Tone will distribute one share of Fun City for each share of Tone owned by Tone stockholders on the record date.

        The record date will be determined, and the distribution completed, following regulatory approval by the SEC, expected in the fall of 2001. Following the distribution, Fun City's securities are expected to be listed for trading on the Bulletin Board.

        The purpose of the distribution is to improve stockholder value while eliminating Tone's need to manage Fun City's Nevada operations from Tone's Chicago headquarters.

Item 6. Exhibits and Reports on Form 8 - K

     (a)  Exhibits

          Not applicable

     (B)  Reports on Form 8-K

          None

                                   Signature

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 9, 2001                           TONE PRODUCTS, INC


                                            By:  /s/  TIMOTHY EVON
                                               --------------------------------
                                                      Timothy Evon
                                                      Director and President