Form 10KSB/A
period 2000-09-30
TONE PRODUCTS INC
filed 2001-08-10
CIK 66810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

     The Company's customers include large domestic grocery store chains (such as Aldi's, and Von's), domestic mass merchandisers (such as Sams Club, and Market Day), large retail food service distributors (such as Marriott, Sysco, and Alliant), brand name soft drink bottling companies and federal, state and local government agencies including school districts, colleges and prisons. None of the Company's customers accounted for more than 10% of its sales revenue during the last two fiscal years.

     The Company manufactures its own products and its private label products in a 72,000 square foot manufacturing and distribution facility in Melrose Park, Illinois, and a 17,000 square foot manufacturing and distribution facility in Las Vegas, Nevada. See "Item 2". Raw materials for these products are readily available from multiple sources. These products are marketed through the Company's own marketing staff consisting of six individuals. Marketing efforts include direct sales calls, attendance at trade shows, advertisements in trade journals, and the use of food brokers and sales representatives.

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

Employees

     At November 30, 2000, the Company employed 45 individuals including its three executive officers, 11 administrative and clerical employees and 30 factory and warehouse employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

General

Results of Operations-September 30, 2000 Compared to September 30, 1999

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

Liquidity and Capital Resources

     The Company has access to $1,300,000 in traditional lines of credit which should be more than sufficient to see the Company through its seasonal sales cycles and keep pace with its growth. The Company had not made any material commitments for capital expenditures as of September 30, 2000 and believes it has sufficient cash resources to meet its needs in calendar 2000. Of its $707,671 in notes payable, $415,000 of debt was used in investing activities, allowing the Company to repurchase some of its own shares that became available. The balance of $292,571 in debt was used to purchase capital equipment, primarily packaging equipment and vehicles.

     The accrued expense of $39,908 (Note 8) listed as "Due to shareholder" is a payment that was due for stock purchased from a former shareholder. That debt was subsequently paid.

Seasonality


     Up to 80% of the Company's business is generally booked in the summer (as a result of increased sales of beverage syrups, fruit juice concentrates and barbecue sauces) and during the holiday season of Thanksgiving through the New Year, (where sales of drink concentrates, bar mixes and other party items increase sales). Management has established lines of credit to offset cash shortages during slow periods and has also instituted policies and practices to manage cash flow.


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



         Report of Independent Auditors ....................................F-1

         Consolidated Financial Statements of Tone Products, Inc.:

            Consolidated Balance Sheets, September 30,
              2000 and 1999.................................................F-2

            Consolidated Statements of Operations for
              Each of the Two Years in the Period
              Ended September 30, 2000......................................F-4

            Consolidated Statements of Shareholders'
              Equity for Each of the Two Years in the
              Period Ended September 30, 2000...............................F-5

            Consolidated Statements of Cash Flows for
              Each of the Two Years in the Period
              Ended September 30, 2000......................................F-6

         Notes to the Consolidated Financial Statements.....................F-8

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

---------------------------------------------------------------------------------


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

                                   F-5(Con't)



                                       Tone Products, Inc.
                               Consolidated Statements of Cash Flows
                 For Each of the Two Years in the Period Ended September 30, 2000

------------------------------------------------------------------------------------------------

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

     Jack T. Cory founded Fun Foods, a California based popcorn and snack foods manufacturer in 1967 and sold the company in 1982. In 1985 he founded and subsequently managed Fun City Popcorn, Inc. ("FCP") until he sold FCP to the Company in May 1996 and retired.

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

     As of the date of this Report, no options have been granted under the Plan.

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

                                        Number of
                                        Shares of
                                         Common
                                       Stock Owned                   Percent of
                                        of Record                   Common Stock
       Name                         and Beneficially                   Owned
       ----                         ----------------                   -----

Timothy E. Evon                          748,166                       28.5%
Thomas J. Evon                           748,166                       28.5%
William H. Hamen                         108,500                        4.1%
Charles A. Ehemann                        12,500                        0.4%
Cede & Co.                               590,787                       22.5%
All officers and directors             1,617,332                       61.7%
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

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------

     a. Exhibits: None
     b. Reports on Exhibit 8K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Melrose Park, Illinois, on August 5, 2001.


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

       Signature                        Title                        Date
       ---------                        -----                        ----

By:  /s/  Timothy E. Evon       President Chief Executive        August 5, 2001
---------------------------     Officer, and Director
          Timothy E. Evon


By:  /s/  Thomas J. Evon        Vice-President - Special         August 5, 2001
---------------------------     Accounts and Director
          Thomas J. Evon


By:  /s/  William H. Hamen      Secretary, Treasurer,            August 5, 2001
---------------------------     Chief Financial Officer
          William H. Hamen      (Principal Accounting Officer)
                                and Director


By:  /s/  Jack T. Cory          Director                         August 5, 2001
---------------------------
          Jack T. Cory


By:  /s/  Charles A. Ehemann    Director                         August 5, 2001
---------------------------
          Charles A. Ehemann


By:  /s/  Martin J. Finan       Director                         August 5, 2001
---------------------------
          Martin J. Finan