Form 10QSB/A
period 2000-12-31
TONE PRODUCTS INC
filed 2001-08-10
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB/A

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
              ACT OF 1934, for the quarter ended December 31, 2000.

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

                 Index to the Consolidated Financial Statements

                                   (Unaudited)

                           As of December 31, 2000 and
      For Each of the Three Month Periods Ended December 31, 2000 and 1999




   Consolidated Financial Statements of Tone Products, Inc.:

       Consolidated Balance Sheet (Unaudited),
         December 31, 2000..................................................F-1

       Consolidated Statements of Operations
        (Unaudited) for Each of Three Month
        Periods Ended December 31, 2000 and 1999............................F-3

       Consolidated  Statements of Shareholders'
        Equity (Unaudited) for the Three Month
        Period Ended December 31, 2000......................................F-4

       Consolidated Statements of Cash Flows
        (Unaudited) for Each of Three  Month
        Periods Ended December 31, 2000 and 1999............................F-5

       Notes to the Consolidated Financial Statements
        (Unaudited).........................................................F-7

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

                                            F-9



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


                                                       F-10

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has access to $1,300,000 in traditional lines of credit which should be more than sufficient to see the Company through its seasonal sales cycles and keep pace with its growth. The Company had not made any material commitments for capital expenditures as of January 31, 2001 and believes it has sufficient cash resources to meet its needs.

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

Date: August 6, 2001                        TONE PRODUCTS, INC


                                            By:  /s/  TIMOTHY EVON
                                            ------------------------------------
                                                      Timothy Evon
                                                      Director and President