Form 10QSB/A
period 2001-03-31
TONE PRODUCTS INC
filed 2001-08-10
CIK 66810

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

                 Index to the Consolidated Financial Statements

                                   (Unaudited)

                            As of March 31, 2001 and
        For the Three and Six Month Periods Ended March 31, 2001 and 2000
--------------------------------------------------------------------------------



  Consolidated Financial Statements of Tone Products, Inc.:

         Consolidated  Balance  Sheet  (Unaudited),  March 31,
            2001..........................................................  F-1

         Consolidated  Statements  of  Operations  (Unaudited)
            for  Each of Three  and Six  Month  Periods  Ended
            March 31, 2001 and 2000.......................................  F-3

         Consolidated   Statements  of  Shareholders'   Equity
            (Unaudited)  for the Six Month  Period Ended March
            31, 2001......................................................  F-4

         Consolidated  Statements  of Cash  Flows  (Unaudited)
            for Each of Six  Month  Periods  Ended  March  31,
            2001 and 2000.................................................  F-5

    Notes   to   the   Consolidated    Financial    Statements
            (Unaudited)...................................................  F-7

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

                                                       F-11

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company has access to $1,300,000 in traditional lines of credit which should be more than sufficient to see the Company through its seasonal sale cycles and keep pace with its growth. The Company had not made any material commitments for capital expenditures as of April 30, 2001 and believes it has sufficient cash resources to meet its needs.


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