Form 10QSB
period 2001-06-30
TONE PRODUCTS INC
filed 2001-08-14
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                ACT OF 1934, for the quarter ended June 30, 2001.

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



              2129 North 15th Street, Melrose Park, Illinois 60160
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)



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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 1,891,597 on Aug 13, 2001.

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

                               Tone Products, Inc.

                        Consolidated Financial Statements

                                   (Unaudited)

                             As of June 30, 2001 and
                   For the Three and Nine Month Periods Ended
                             June 30, 2001 and 2000

                               Tone Products, Inc.

                 Index to the Consolidated Financial Statements

                                   (Unaudited)

                             As of June 30, 2001 and
        For the Three and Nine Month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------



             Independent Accountants' Report...................................1

             Consolidated Financial Statements of Tone Products, Inc.:

                  Consolidated  Balance  Sheet  (Unaudited),   June
                     30, 2001..................................................2

                  Consolidated     Statements     of     Operations
                     (Unaudited)  for Each of Three and Nine  Month
                     Periods Ended June 30, 2001 and 2000......................4

                  Consolidated  Statements of Shareholders'  Equity
                     (Unaudited)  for the Nine Month  Period  Ended
                     June 30, 2001.............................................5

                  Consolidated    Statements    of    Cash    Flows
                     (Unaudited)  for  Each of Nine  Month  Periods
                     Ended June 30, 2001 and 2000..............................6

             Notes  to  the   Consolidated   Financial   Statements
                     (Unaudited)...............................................8

                         INDEPENDENT ACCOUNTANTS' REPORT




     To the Board of Directors
     Tone Products, Inc.


     We have reviewed the accompanying consolidated balance sheet of Tone Products, Inc. as of June 30, 2001, and the related consolidated statement of operations for the three and nine month periods ended June 30, 2001, and for the three month period ended June 30, 2000, and the consolidated statements of shareholders' equity and cash flows for the nine month periods ended June 30, 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Tone Products, Inc.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     The accompanying consolidated statements of operations and cash flows for the nine month period ended June 30, 2000 were not audited or reviewed by us. Accordingly, we do not express an opinion or any other assurance on them.






     Kelly & Company
     Newport Beach, California
     August 10, 2001

                                 Tone Products, Inc.

                             Consolidated Balance Sheet
                                  (Unaudited)

                               As of June 30, 2001
--------------------------------------------------------------------------------


                                     ASSETS


      Current assets:
          Cash and equivalents                                        $  207,216
          Accounts receivable trade, net                               1,623,022
          Inventories                                                    776,236
          Deferred tax asset                                                 927
          Other current assets                                            54,201
                                                                       ---------
      Total current assets                                             2,661,602

      Property and equipment, net                                      1,372,605
      Intangible assets, net                                             591,140
      Other assets                                                        21,363
                                                                      ----------

      Total assets                                                    $4,646,710
                                                                      ==========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               Tone Products, Inc.

                             Consolidated Balance Sheet
                                  (Unaudited)

                               As of June 30, 2001
--------------------------------------------------------------------------------


                        LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Lines of credit                                                 $   412,910
    Accounts payable trade                                              571,013
    Accrued expenses                                                    224,193
    Income taxes payable                                                 35,414
    Notes payable, current maturities                                   131,046
                                                                    -----------
Total current liabilities                                             1,374,576


Notes payable, net of current maturities                                443,167
Deferred tax liability                                                   64,432
                                                                    -----------
Total liabilities                                                     1,882,175
                                                                    -----------
Commitments and contingencies

Shareholders' equity:
    Convertible Series A preferred stock; $10 par value;
          500,000 shares authorized; none issued and outstanding at
          June 30, 2001                                                    --
    Common stock; $0.10 par value; 50,000,000 shares
         authorized; 2,722,914 shares issued and 1,891,579 shares
         outstanding at June 30, 2001                                   272,291

    Less: common stock held in treasury, 831,335 shares at
         June 30, 2001                                                  (83,133)
                                                                    -----------
                                                                        189,158
    Additional paid in capital                                           98,994
    Retained earnings                                                 2,476,383
                                                                    -----------
Total shareholders' equity                                            2,764,535
                                                                    -----------
Total liabilities and shareholders' equity                          $ 4,646,710
                                                                    ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.



                                             Tone Products, Inc.

                                    Consolidated Statements of Operations

                                                 (Unaudited)

                  For Each of the Three and Nine Month Periods Ended June 30, 2001 and 2000
-----------------------------------------------------------------------------------------------------------

                                                    For the        For the        For the        For the
                                                  Three Month    Three Month     Nine Month     Nine Month
                                                  Period Ended   Period Ended   Period Ended   Period Ended
                                                  June 30, 2001  June 30, 2000  June 30, 2001  June 30,2000
                                                   -----------    -----------    -----------    -----------
Net sales                                          $ 3,739,464    $ 3,682,970    $ 9,095,111    $ 9,113,331
Cost of sales                                        2,658,687      2,588,178      6,712,616      6,446,197
                                                   -----------    -----------    -----------    -----------
       Gross profit                                  1,080,777      1,094,792      2,382,495      2,667,134
Operating costs and expenses                           700,241        657,348      2,013,045      2,054,311
                                                   -----------    -----------    -----------    -----------
       Income from operations                          380,536        437,444        369,450        612,823
                                                   -----------    -----------    -----------    -----------
Other income (expense):
       Interest expense                                (24,445)          --          (69,827)          --
       Interest income                                   5,761           --            8,784           --
       Other income                                      5,000          4,637          6,000         15,938
                                                   -----------    -----------    -----------    -----------
                                                       (13,684)         4,637        (55,043)        15,938
                                                   -----------    -----------    -----------    -----------
Income before provision for income taxes               366,852        442,081        314,407        628,761
       Provision (benefit) for income taxes            140,426        183,113        142,426        273,521
                                                   -----------    -----------    -----------    -----------
Net income                                         $   226,426    $   258,968    $   171,981    $   355,240
                                                   ===========    ===========    ===========    ===========
Net income per share, basic and diluted            $      0.12    $      0.08    $      0.08    $      0.11
                                                   ===========    ===========    ===========    ===========
Basic and diluted weighted average common shares
       outstanding                                   1,891,579      3,178,547      2,061,771      3,154,008
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


                                                      4


                                                Tone Products, Inc.

                                  Consolidated Statements of Shareholders' Equity

                                                    (Unaudited)

                                   For the Nine Month Period Ended June 30, 2001
------------------------------------------------------------------------------------------------------------------
                                                          Common Stock    Additional
                                 Common        Common        Held in        Paid-in       Retained
                                 Shares        Stock        Treasury        Capital       Earnings        Total

                              -----------   -----------    -----------    -----------   -----------    -----------
Balance, September 30, 2000     2,395,260   $   272,291    $   (32,765)   $   529,222   $ 2,304,402    $ 3,073,150

    Shares repurchased           (503,681          --          (50,368)      (430,228)          --        (480,596)
    Net income                       --            --             --             --         171,981        171,981
                              -----------   -----------    -----------    -----------   -----------    -----------
Balance, June 30, 2001          1,891,579   $   272,291    $   (83,133)   $    98,994   $ 2,476,383    $ 2,764,535
                              ===========   ===========    ===========    ===========   ===========    ===========


                                    The accompanying notes are an integral part
                                     of the consolidated financial statements.


                                                         5



                                 Tone Products, Inc.

                        Consolidated Statement of Cash Flows

                                     (Unaudited)

           For Each of the Nine Month Periods Ended June 30, 2001 and 2000
------------------------------------------------------------------------------------


                                                         For the         For the
                                                        Nine Month      Nine Month
                                                       Period Ended    Period Ended
                                                       June 30, 2000   June 30, 2001

                                                         ---------       ---------
Cash flows provided by (used in) operating activities:
       Net income                                        $ 171,981       $ 355,240
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                  293,002         313,801
       Decrease (increase) in assets:
            Accounts receivable - trade, net              (580,510)       (329,845)
            Note receivable                                   --           (59,281)
            Inventories                                    398,518         162,073
            Prepaid income taxes                           117,947          (3,796)
            Deferred tax asset                                --            (8,169)
            Other current assets                               (82)           --
            Other assets                                    13,378         (26,538)

       Increase (decrease) in liabilities:
            Accounts payable trade                         196,146          59,370
            Accrued expenses                               (48,811)        (53,335)
            Income taxes payable                            35,414         127,601
            Deferred tax liability                            --            (6,178)
                                                         ---------       ---------
Cash provided by operating activities                      596,983         530,943
                                                         ---------       ---------
Cash flows used in investing activities
       Purchase of property and equipment                 (140,611)        (89,702)
                                                         ---------       ---------
Cash used in investing activities                         (140,611)        (89,702)
                                                         ---------       ---------


                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                                          6



                               Tone Products, Inc.

                          Consolidated Statement of Cash Flows

                                   (Unaudited)

         For Each of the Nine Month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                             For the           For the
                                                            Nine Month        Nine Month
                                                           Period Ended      Period Ended
                                                           June 30, 2000     June 30, 2001
                                                             ---------         ---------
Cash flows provided by (used in) financing activities:
       Net proceeds (payments) from the line of credit       $ 197,956         $  (7,957)
       Payments on notes payable                              (130,458)          (65,625)
       Proceeds from issuance of notes payable                    --             141,178
       Cash issued in lieu of issuance of committed shares        --             (10,305)
       Repurchase of Company common stock                     (480,596)         (464,384)
                                                             ---------         ---------
Cash used in financing activities                             (413,098)         (407,093)
                                                             ---------         ---------
Net increase in cash                                            43,274            34,148

Cash at beginning of period                                    163,942           173,248
                                                             ---------         ---------
Cash at end of period                                        $ 207,216         $ 207,396
                                                             =========         =========


                     Supplemental Disclosure of Cash Flow Information


Interest paid                                                $  69,827         $  57,023

Income taxes paid                                            $    --           $ 160,521


                        The accompanying notes are an integral part
                         of the consolidated financial statements.

                                             7

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

                             As of June 30, 2001 and
         For Each of the Nine Month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Tone Products, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of June 30, 2001, the results of its consolidated operations for the three and nine month periods ended June 30, 2001 and 2000, and the related condensed consolidated statements of shareholders' equity and cash flows for each of the nine month periods ended June 30, 2001 and 2000.

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

2.   Property and Equipment
     ----------------------

     At June 30, 2001, property and equipment consisted of the following:


           Property and equipment                             $  3,237,050
           Furniture and fixtures                                  111,766
           Vehicles                                                320,050
           Leasehold improvements                                  588,476
                                                              ------------
                                                                 4,257,342
                Less: accumulated depreciation                  (2,884,737)
                                                              ------------

           Total property and equipment, net                  $  1,372,605
                                                              ============

     Depreciation expense for the three month periods ended June 30, 2001 and 2000, was $80,940 and $88,740, respectively and for the nine month periods ended June 30, 2001 and 2000, was $245,420 and $266,220, respectively.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                                   (Unaudited)

                             As of June 30, 2001 and
         For Each of the Nine Month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------


3.   Accrued Expenses
     ----------------

     At June 30, 2001, accrued expenses consist of the following:

           Accrued co-operative promotional expenses           $  74,804
           Accrued real estate taxes                              74,754
           Accrued payroll and payroll taxes                      48,051
           Other accrued expenses                                 26,584
                                                               ---------

           Total accrued expenses                              $ 224,193
                                                               =========

4.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the three and nine months periods ended June 30, 2001 and 2000 is as follows:
                                                    2001          2000
                                                  -------       -------

           Tax expense at U.S. statutory rate      34.0%         34.0%
           State tax provision                      4.4           3.9
           Non-deductible expenses                  6.9           3.7
           Other                                     --           1.9
                                                  -------       -------
           Effective income tax rate               45.3%         43.5%
                                                  =======       =======


5.   Related Party Transactions
     --------------------------

     Facilities Operating Leases


     The Company leases its Chicago area facility from an entity owned by the largest shareholders. For each of the three month periods ended June 30, 2001 and 2000, the Company paid facility rent of $92,174 and $121,731, respectively and for the nine month periods ended June 30, 2001 and 2000, the Company paid facility rent of $276,521 and $356,897, respectively.

     The Company leases its Las Vegas area facility from a member of the Company's board of directors. For each of the three month periods ended June 30, 2001 and 2000, the Company paid facility rent of $20,502 for each period and for the nine month periods ended the June 30, 2001 and 2000, the Company paid facility rent of $61,506 for each period.



                                 Tone Products, Inc.

                   Notes to the Consolidated Financial Statements

                                     (Unaudited)

                               As of June 30, 2001 and
           For Each of the Nine Month Periods Ended June 30, 2001 and 2000
---------------------------------------------------------------------------------------


6.   Commitments
     -----------

     The Company leases its facilities from related parties (Note 5) on operating leases with future minimum lease payments at June 30, 2001, as follows:

                2002                                           $  154,369
                2003                                               64,060
                2004                                               65,984
                2005                                               67,958
                2006                                               64,009
                                                               ----------

                Total future minimum lease payments            $  416,380
                                                               ==========

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

     The computation of basic and diluted earnings per common share for the three and nine month periods ended June 30, 2001 and 2000 are as follows:

                                                    For the Three Months Ended June 30,
                                                    -----------------------------------
                                                            2001         2000
                                                        -----------  -----------

        Basic and diluted earnings per common share:
             Net income (numerator)                     $   226,426  $   258,968
        Weighted-average shares outstanding
             (denominator)                                1,891,579    3,178,547
                                                        -----------  -----------

        Basic and diluted earnings per common share     $      0.12  $      0.08
                                                        ===========  ===========

                                                    For the Nine Months Ended June 30,
                                                    ----------------------------------
                                                            2001        2000
                                                        -----------  -----------

        Basic and diluted earnings per common share:
             Net income (loss) (numerator)              $   171,981  $   355,240
             Weighted-average shares outstanding
             (denominator)                                2,061,771    3,154,008
                                                        -----------  -----------

        Basic and diluted earnings per common share     $      0.08  $      0.11
                                                        ===========  ===========

                                         10



                                               Tone Products, Inc.

                                 Notes to the Consolidated Financial Statements

                                                   (Unaudited)

                                             As of June 30, 2001 and
                         For Each of the Nine Month Periods Ended June 30, 2001 and 2000
----------------------------------------------------------------------------------------------------------------


8.   Common Stock
     ------------

     Treasury Shares


     The Company accounts for treasury stock under the par value method whereby the treasury stock account is recorded at the aggregate par value of the shares reacquired, and the excess of the purchase price over the par value is recorded to the additional paid-in capital account.

     During the nine month period ended June 30, 2001, the Company repurchased
     503,681 shares of common stock for an aggregate cost of $480,596.

9.   Spin-Off Transaction
     --------------------

     In April 2000, the Company's board of directors voted, subject to shareholder approval, to distribute all of the Company's shares of its wholly-owned subsidiary, Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to the Company's shareholders. In this connection, the Company has filed Form 10-SB with the Securities and Exchange Commission (the
     "Commission"). The plan will be considered adopted upon final shareholders' approval and the review and effective date approval by the Commission. The transaction will be accounted for as a spin-off, and accordingly, retained earnings will be decreased by the carrying value of the Company's investment in Fun City and will reflect Fun City as a discontinued operation for all periods prior to this date in its financial statements.

10.  Geographical Business Segments
     ------------------------------

     The Company operates in two geographical business segments. Each of the business segments is separate legal entity and each operates in a distinct geographical area with unique product lines.

     Certain financial information is presented below:

                                                                   Tone             Fun City
                                                              Products, Inc.      Popcorn, Inc.       Total
                                                              --------------     --------------  ---------------
           Three month period ended June 30, 2001:
                Revenue                                       $    3,263,944     $     475,520      $ 3,739,464
                Operating income (loss)                              409,348           (28,812)         380,536
                Depreciation and amortization                         63,125            33,676           96,801
                Identifiable assets                                3,689,684           957,026        4,646,710

                                                       11



                                               Tone Products, Inc.

                                 Notes to the Consolidated Financial Statements

                                                   (Unaudited)

                                             As of June 30, 2001 and
                         For Each of the Nine Month Periods Ended June 30, 2001 and 2000
----------------------------------------------------------------------------------------------------------------


10.  Geographical Business Segments, Continued
     -----------------------------------------
                                                                   Tone             Fun City
                                                              Products, Inc.      Popcorn, Inc.       Total
                                                              --------------     --------------  ---------------
           Three month period ended June 30, 2000:
                Revenue                                       $    3,148,064     $     534,906   $    3,682,970
                Operating income (loss)                              451,738           (14,294)         437,444
                Depreciation and amortization                         70,925            33,675          104,600
                Identifiable assets                                4,309,670         1,173,398        5,483,068

           Nine month period ended June 30, 2001:
                Revenue                                       $    7,588,307     $   1,506,804   $    9,095,111
                Operating income (loss)                              433,393           (63,943)         369,450
                Depreciation and amortization                        191,975           101,027          293,002
                Identifiable assets                                3,689,684           957,026        4,646,710

           Nine month period ended June 30, 2000:
                Revenue                                       $    7,468,403     $   1,644,928   $    9,113,331
                Operating income (loss)                              644,414           (31,591)         612,823
                Depreciation and amortization                        212,775           101,026          313,801
                Identifiable assets                                4,309,670         1,173,398        5,483,068


                                                       12

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale of food products at its two facilities. Revenues for the second fiscal quarter ended June 30, 2001, increased to $3,739,464 from $3,682,970 in the same period last year. Revenues increases were a result of increased sales of barbeque sauces.

Cost of goods sold was increased by 0.8% of sales due to increases in utility costs and inbound freight costs related to fuel surcharges.

Operating expenses remained relatively unchanged in the three month period ended June 30, 2001, decreasing $14,015 to $1,080,777, from $1,094,792 in the year ago period.

Net income for the third fiscal quarter ended June 30, 2001, decreased $35,542 to $226,426 from $258,968. However diluted earnings per share increased to $0.12 from $0.08 in the year ago period as a result of the lower number of outstanding shares.

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $1,300,000 in traditional lines of credit which should be more than sufficient to see the Company through it's seasonal sales cycles and keep pace with it's growth. The Company had not made any material commitments for capital expenditures as of July 30, 2001 and believes it has sufficient cash resources to meet its needs.


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

Date: August 13, 2001                       TONE PRODUCTS, INC


                                            /s/  TIMOTHY EVON
                                            ------------------------------------
                                                 Timothy Evon
                                                 Director and President