Form 10KSB
period 2001-09-30
TONE PRODUCTS INC
filed 2001-12-28
CIK 66810

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the fiscal year ended September  30,  2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the  transition  period from            to
                                     ------------  ------------
     Commission File No. 0-4289


                               TONE PRODUCTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)


           Arkansas                                            71-0390957
 ------------------------------                            -------------------
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification Number)


         2129 North 15th Street
         Melrose Park, Illinois                                 60160
 --------------------------------------                        --------
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number:  (708) 681-3660

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

     As of November 30, 2001, 1,891,579 shares of the Registrant's $.10 par value Common Stock were outstanding. As of November 30, 2001, the market value of the Registrant's $.10 par value Common Stock, excluding shares held by affiliates, was $370,022 based upon a closing bid price of $0.820 per share of Common Stock on the Electronic Bulletin Board.

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

     In August, 2001 the Company spun Fun City Popcorn, Inc. off into a separately owned publicly traded Company. Stock in FCP was issued to owners of record of the Companies stock as of August 30, 2001, on a 1 to 1 basis.

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

Employees

     At November 30, 2001, the Company employed 45 individuals including its three executive officers, 11 administrative and clerical employees and 30 factory and warehouse employees. The Company believes that its relations with its employees are satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

     The Company leases 72,000 square feet of office, warehouse and manufacturing space in Melrose Park, Illinois on a one year lease expiring September 30, 2001 at a monthly rental of $33,235 or $5.54 per square foot. The Company also leased 16,802 square feet of office and warehouse space in Las Vegas, Nevada on a one year lease expiring May 31, 2001 at a monthly rental of $8,544 or $6.10 per square foot. The Company leases its Melrose Park, Illinois facility from two of its executive officers and directors. The Company believes that the terms of both such facilities leases are fair, reasonable, and consistent with the terms of leases which could be obtained from nonaffiliated parties. The Company believes its facilities are adequate for its needs in the foreseeable future and that additional space is available at reasonable rates.

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

                                                         Bid Price
                                                -------------------------
By Quarter Ended:                                High                Low
-----------------                                ----                ---

September 30, 2001..........................    $1.00               $0.81
June 30, 2001...............................    $0.93               $0.75
March 31, 2001..............................    $1.12               $0.87
December 31, 2000 ..........................    $0.75               $0.62

September 30, 2000 .........................    $1.00               $0.62
June 30, 2000...............................    $1.12               $0.81
March 31, 2000 .............................    $1.25               $0.87
December 1999 ..............................    $1.25               $0.93

     As of November 30, 2001, the Company had approximately 500 beneficial holders of its Common Stock.

Dividend Policy

     The Company has never paid cash dividends on its Common Stock and intends to retain earnings, if any, for use in the operation and expansion of its business. The amount of future dividends, if any, will be determined by the Board of Directors based upon the Company's earnings, financial condition, capital requirements and other conditions.

Description of Securities

Common Stock

     The Company is authorized to issue 50,000,000 shares of $.10 par value Common Stock. At November 30, 2001, there were 1,891,579 shares of Common Stock outstanding. The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors. There is no right to cumulate votes in the election of directors. The holders of Common Stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available therefor subject to any prior rights of holders of Preferred Stock. In the event of liquidation or dissolution of the Company, holders of Common Stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of Preferred Stock. Holders of Common Stock have no preemptive rights and have no right to convert their Common Stock into any other securities. All of the outstanding shares of Common Stock are fully paid and non-assessable.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

Results of Operations-September 30, 2001 Compared to September 30, 2000

     Net Sales for the 12 month period ended September 30, 2001 increased to $10,307,852 from $10,102,409 in 2000, which represents an increase of 2%. Sales increases were a result of growth in private label barbecue sauce packaging.

     Cost of goods sold decreased to 72.5% of sales or $7,474,840 from 74.3% or $7,508,469 a year ago.

     Operating expenses rose 4.4% to $2,360,033 from $1,902,638 for the previous year. Legal and Accounting Expenses related to the spin off of Fun City Popcorn as well as increased selling expenses were the cause.

     Net Income (Loss) after tax was $(270,489), down from $283,141 in 2000. The decrease resulted from the loss from the discontinued operations of Fun City Popcorn of $511,263, which included a $357,807 write off of goodwill and loss on disposal of fixed assets of $87,295. in addition to the above mentioned increases in operating expenses.

Liquidity and Capital Resources

     The Company has access to traditional lines of credit and term financing. The line of credit is capped at $1,300,000 of which $0.00 was outstanding at November 30, 2001. The Company had not made any material commitments for capital expenditures as of November 30, 2001 and believes it has sufficient cash resources to meet its needs in calendar 2001.

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

Trends

     This year we expect to lose some revenue in the private label packaging sector. We have lost three significant customers that will represent a total revenue decrease of approximately $2,000,000. The Company's has added salesmen and has refocused it's efforts in the sales department to offset these losses with new customers, however the Company does expect to feel some significant effects of this decrease in this fiscal year, and intends to watch expenses closely.

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

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------


                               Tone Products, Inc.

                        Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
          Each of the Two Years in the Period Ended September 30, 2001

                               Tone Products, Inc.

                 Index to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------



             Report of Independent Auditors ..................................1

             Consolidated Financial Statements of Tone Products, Inc.:

                  Consolidated  Balance Sheets,  September 30, 2001 and
                     2000.....................................................2

                  Consolidated  Statements  of  Operations  for Each of
                     the Two Years in the Period  Ended  September  30,
                     2001.....................................................4

                  Consolidated  Statements of Shareholders'  Equity for
                     Each  of  the  Two  Years  in  the  Period   Ended
                     September 30, 2001.......................................5

                  Consolidated  Statements  of Cash  Flows  for Each of
                     the Two Years in the Period  Ended  September  30,
                     2001.....................................................6

             Notes to the Consolidated Financial Statements...................9

                         REPORT OF INDEPENDENT AUDITORS




     To the Board of Directors
     Tone Products, Inc.


     We have audited the accompanying consolidated balance sheets of Tone Products, Inc. and its subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tone Products, Inc. and its subsidiaries as at September 30, 2001 and 2000, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.





     /s/  Kelly & Company
     ------------------------
          Kelly & Company


     Kelly & Company
     Newport Beach, California
     December 5, 2001

                          Tone Products, Inc.

                      Consolidated Balance Sheets

                   As of September 30, 2001 and 2000
--------------------------------------------------------------------------------


                                     ASSETS


                                                   2001         2000
                                                ----------   ----------

Current assets:
Cash and equivalents                            $   93,658   $  107,087
Accounts receivable - trade, net                 1,017,499      899,877
Inventories                                        662,974      927,161
Prepaid income taxes                                38,183      117,947
Other prepaids                                      12,154       10,025
Net current assets of discontinued operations         --        282,860
Deferred income taxes                                9,078         --
                                                ----------   ----------
Total current assets                             1,833,546    2,344,957
Property and equipment, net                      1,137,095    1,242,103
Trade name, net                                    198,666      248,333
Other assets                                        46,804       66,573
Due from Fun City Popcorn, Inc.                    122,566      154,228
Noncurrent assets of discontinued operations          --        437,362
                                                ----------   ----------
Total assets                                    $3,338,677   $4,493,556
                                                ==========   ==========


                   The accompanying notes are an integral part
                    of the consolidated financial statements.



                                   Tone Products, Inc.

                               Consolidated Balance Sheets

                            As of September 30, 2001 and 2000
---------------------------------------------------------------------------------------

                          LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                 2001           2000
                                                             -----------    -----------
Current liabilities:
Line of credit                                               $    45,315    $   125,000
Accounts payable  trade                                          347,617        321,526
Accrued expenses                                                 260,823        280,911
Notes payable, current maturities                                 95,787        120,787
Income taxes payable                                               1,795           --
                                                             -----------    -----------
Total current liabilities                                        751,337        848,224

Notes payable, net of current maturities                         410,376        509,613
Deferred tax liability                                            63,838         62,570
                                                             -----------    -----------
Total liabilities                                              1,225,551      1,420,407
                                                             -----------    -----------
Commitments and contingencies

Shareholders' equity:
Convertible Series A preferred stock; $10 par value;
 500,000 shares authorized; none issued and outstanding
 at September 30, 2001 and 2000                                     --             --
Common stock; $0.10 par value; 50,000,000 shares
 authorized; 2,722,910 and 2,722,910 shares issued
 and 1,891,579 and 2,395,260 shares 272,291 outstanding at
 September 30, 2001 and 2000, respectively                       272,291        272,291
Common stock held in treasury, 831,331 and 327,650
shares at September 30, 2001 and 2000, respectively              (83,133)       (32,765)
                                                             -----------    -----------
                                                                 189,158        239,526
Additional paid in capital                                        98,994        529,222
Retained earnings                                              1,824,954      2,304,401
                                                             -----------    -----------
Total shareholders' equity                                     2,113,106      3,073,149
                                                             -----------    -----------
Total liabilities and shareholders' equity                   $ 3,338,657    $ 4,493,556
                                                             ===========    ===========


                       The accompanying notes are an integral part
                        of the consolidated financial statements.

                                 Tone Products, Inc.

                        Consolidated Statements of Operations

          For Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------------



                                                              2001             2000
                                                          ------------    ------------
Net sales                                                 $ 10,307,852    $ 10,102,409
Cost of sales                                                7,474,840       7,508,469
                                                          ------------    ------------
Gross profit                                                 2,833,012       2,593,940
Operating costs and expenses                                 2,360,033       1,902,638
                                                          ------------    ------------
Income from operations                                         472,979         691,302
                                                          ------------    ------------
Other income (expense):
Interest expense                                               (77,295)        (76,517)
Interest income                                                  6,885           4,612
Other income, net                                                  949           3,746
                                                          ------------    ------------
                                                               (69,461)        (68,159)
                                                          ------------    ------------
Income from continuing operations before
 income taxes                                                  403,518         623,143
Provision for income taxes                                     162,744         239,110
                                                          ------------    ------------
Income from continuing operations                              240,774         384,033

Discontinued operations:
Loss from discontinued operations of Fun City Popcorn,
 Inc., net of applicable income taxes expense (benefit)
 of $4,858 in 2001 (Note 19)
and ($5,346) in 2000                                          (511,263)       (100,892)
                                                          ------------    ------------
Net income (loss)                                         $   (270,489)   $    283,141
                                                          ============    ============


Net income (loss) per share from continuing
operations, basic and diluted                             $      (0.11)   $       0.12
                                                          ============    ============
Net income (loss) per common share,
basic and diluted                                         $      (0.13)   $       0.09
                                                          ============    ============


                       The accompanying notes are an integral part
                        of the consolidated financial statements.

                                        Tone Products, Inc.

                          Consolidated Statements of Shareholders' Equity

                 For Each of the Two Years in the Period Ended September 30, 2001
-------------------------------------------------------------------------------------------------


                                                                      Common Stock   Common Stock
                                            Common        Common         Held in      Committed
                                            Shares         Stock        Treasury     To Be Issued
                                         -----------    -----------    -----------    -----------
Balance, September 30, 1999                3,235,200    $   323,520           --      $    15,364

Treasury stock:
 Shares repurchased                         (839,940)          --      $   (83,994)          --
 Shares retired                                 --          (51,229)        51,229           --
Cash paid in lieu of issuance of
 committed shares                               --             --             --          (15,364)
Net income                                      --             --             --             --
                                         -----------    -----------    -----------    -----------
Balance, September 30, 2000                2,395,260        272,291        (32,765)          --
Treasury stock:
 Shares repurchased                         (503,681)          --          (50,368)          --
Stock dividend  pro rata distribution
of the stock of Fun City Popcorn, Inc.          --             --             --             --
Net loss                                        --             --             --             --
                                         -----------    -----------    -----------    -----------
Balance, September 30, 2001                1,891,579    $   272,291    $   (83,133)          --
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

                                                 5



                                Tone Products, Inc.

                  Consolidated Statements of Shareholders' Equity

         For Each of the Two Years in the Period Ended September 30, 2001

                                     (Con't)
----------------------------------------------------------------------------------


                                         Additional
                                           Paid-in       Retained
                                           Capital       Earnings         Total
                                         -----------    -----------    -----------
Balance, September 30, 1999              $   804,746    $ 2,417,100    $ 3,560,730

Treasury stock:
 Shares repurchased                         (280,583)      (395,839)      (760,416)
 Shares retired                                 --             --             --
Cash paid in lieu of issuance of
 committed shares                              5,059           --          (10,305)
Net income                                      --          283,141        283,141
                                         -----------    -----------    -----------
Balance, September 30, 2000                  529,222      2,304,402      3,073,150
Treasury stock:
 Shares repurchased                         (430,228)          --         (480,596)
Stock dividend  pro rata distribution
of the stock of Fun City Popcorn, Inc.          --         (208,959)      (208,959)
Net loss                                        --         (270,489)      (270,489)
                                         -----------    -----------    -----------
Balance, September 30, 2001              $    98,994    $ 1,824,954    $ 2,113,106
                                         ===========    ===========    ===========


                    The accompanying notes are an integral part
                     of the consolidated financial statements.

                                  Tone Products, Inc.

                         Consolidated Statements of Cash Flows

            For Each of the Two Years in the Period Ended September 30, 2001
----------------------------------------------------------------------------------------



                                                                  2001          2000
                                                              -----------    -----------
Cash flows provided by (used in) operating activities:
Net income (loss)                                             $  (270,489)   $   283,141
    Less: loss from discontinued operations                       511,263        100,890
                                                              -----------    -----------
Net income from continuing operations                             240,774        384,031
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                   301,196        283,701
  Loss (gain) on sale of assets                                      (949)         4,005
Decrease (increase) in assets:
  Accounts receivable  trade, net                                (117,572)       (81,845)
  Inventories                                                     264,187        504,632
  Other prepaids                                                   (2,129)       (11,285)
  Prepaid income taxes                                             79,764       (117,947)
  Deferred tax asset                                               (9,078)        14,614
  Other assets                                                     19,740          1,441
Increase (decrease) in liabilities:
  Accounts payable  trade                                          26,091         19,628
  Accrued expenses                                                (20,088)       (26,221)
  Income taxes payable                                             (1,685)       (19,660)
  Deferred tax liability                                           27,314          1,836
                                                              -----------    -----------
Net cash provided by operating activities of
 continuing operations                                            807,565        956,930
Net cash provided by operating activities of
 discontinued operations                                           77,894         63,173
                                                              -----------    -----------
Cash provided by operations                                       885,459      1,020,103
                                                              -----------    -----------


                        The accompanying notes are an integral part
                         of the consolidated financial statements.

                                    Tone Products, Inc.

                         Consolidated Statements of Cash Flows

            For Each of the Two Years in the Period Ended September 30, 2001
----------------------------------------------------------------------------------------


                                                                    2001         2000
                                                                  ---------    ---------

Cash flows provided by (used in) investing activities
 Purchase of property and equipment                               $(151,693)   $(114,368)
 Sale of property and equipment                                       6,121        4,461
 Payment on amounts due from Fun City Popcorn, Inc.                   9,096         --
 Cash invested - discontinued operations                             10,241     (39,680)
                                                                  ---------    ---------
Net cash used in investing activities of
 continuing operations                                             (126,235)    (149,587)
Net cash used in investing activities of
 discontinued operations                                              1,687       (2,190)
                                                                  ---------    ---------
Cash used in investing activities                                  (124,548)    (151,777)
                                                                  ---------    ---------
Cash flows provided by (used in) financing activities:
 Net proceeds (payments) from the line of credit                    (79,685)    (453,195)
 Payment on notes payable                                          (124,237)     (93,697)
 Satisfaction of committed stock                                       --        (10,305)
 Repurchase of Company common stock                                (480,596)    (338,812)
                                                                  ---------    ---------
Net cash used in financing activities of continuing
 operations                                                        (684,518)    (896,009)
Net cash used in financing activities of discontinued
 operations                                                         (89,822)     (21,303)
                                                                  ---------    ---------
Cash used in financing activities                                  (774,340)    (917,312)
                                                                  ---------    ---------
Net decrease in cash                                                (13,429)     (48,986)
Cash and equivalents at beginning of period                         107,087      156,073
                                                                  ---------    ---------
Cash and equivalents at end of period                             $  93,658    $ 107,087
                                                                  =========    =========


                     Supplemental Disclosure of Cash Flow Information


Interest paid                                                     $  77,295    $  76,517
Income taxes paid                                                 $ 103,609    $ 352,800


                        The accompanying notes are an integral part
                         of the consolidated financial statements.


                                 Tone Products, Inc.

                      Consolidated Statements of Cash Flows

         For Each of the Two Years in the Period Ended September 30, 2001
-----------------------------------------------------------------------------------



       Supplemental Schedule of NonCash Investing and Financing Activities


                                                               2001         2000
                                                             ---------    ---------
Dividend  spinoff of investment in Fun City Popcorn, Inc.:
Retained earnings                                            $ 208,959         --
Investment in Fun City Popcorn, Inc.                         $(208,959)        --

Repurchase of common shares:

  Retained earnings                                               --      $ 395,839
  Common stock                                                    --      $  46,845
  Additional paidin capital                                       --      $ (21,080)
  Line of credit                                                  --      $(421,604)

Retirement of treasury stock:
  Common stock                                                    --      $  51,229
  Common stock held in treasury                                   --      $ (51,229)

Debt refinancing:
  Line of credit                                                  --      $ 589,412
  Note payable                                                    --      $(589,412)


                     The accompanying notes are an integral part of the consolidated financial statements.


                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


1.   Description of Business
     -----------------------

     Operations

     Tone Products, Inc. (an Arkansas corporation)(the "Company"), its subsidiary, Tone Products, Inc. (an Illinois corporation)("Tone Products"), and its former subsidiary, Fun City Popcorn, Inc. (a Nevada
     Corporation)("Fun City") are engaged in the purchase, manufacture, and wholesale distribution of food products in the beverage, dry mix beverage, snack, syrup, condiments, and sauce categories.


     On June 17, 2001 the Company's board of directors voted to distribute all of the shares of Fun City on a pro rata basis to the Company's shareholders (Note 19). As a result, effective September 30, 2001, Fun City is no longer a wholly owned subsidiary of the Company.


2.   Summary of Significant Accounting Policies
     ------------------------------------------

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tone Products. All significant intercompany transactions have been eliminated.

     Recognition of Revenue

     Revenues are recognized when the Company's products are shipped. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related revenues are recorded.

     Cash and Equivalents

     The Company invests portions of its excess cash in highly liquid investments. Cash and equivalents include time deposits and commercial paper with original maturities of three months or less. The Company has no requirements for compensating balances. The Company maintains cash balances in accounts, which exceeded the federally insured limits by $0 and $32,804 at September 30, 2001 and 2000, respectively; however, the Company has not experienced any losses in such accounts.

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

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

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

                                                          Estimated
                                                         Useful Lives
                                                         ------------

           Property and equipment                             7 years
           Furniture and fixtures                         5 - 7 years
           Vehicles                                       5 - 7 years
           Leasehold improvements                             5 years

     Trade Name

     The trade name represents the acquisition cost at the date the intangible asset was acquired. The trade name was being amortized over its estimated useful life of fifteen years utilizing the straight-line method. During the year ended September 30, 2001, the trade name's estimated useful life was evaluated and determined to have five years remaining. Accordingly, the remaining useful life of the trade name was reduced to five years.

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

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     Impairment of Long-Lived Assets


     The Company periodically evaluates its long-lived assets, including intangible assets for potential impairment. When circumstances indicate that the carrying amount of an asset is not recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss is recognized. In June 2001, the Company determined that an impairment of certain acquisition goodwill of its then subsidiary Fun City Popcorn, Inc. had occurred. Accordingly the Company wrote off the remaining unamortized amounts (Note
     19). The Company's management determined that there was no such impairment present at September 30, 2000.

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

     Advertising Costs

     Advertising costs are expensed as they are incurred. Advertising expense was $17,186 and $4,396 for the years ended September 30, 2001 and 2000, respectively.

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

     Financial Statement Classification

     Certain amounts within the 2000 consolidated financial statements have been reclassified in order to conform to the 2001 consolidated financial statement presentation.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies, Continued
     -----------------------------------------------------

     New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, Which addresses financial accounting and reporting for business combinations. SFAS No. 141 supercedes Accounting Principles Board ("APB") No. 16, Business Combinations and amends or supercedes a number of interpretations of that opinion. It also amends SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. SFAS No. 141 will apply to all business combinations initiated after June 30, 2001. However, the Company does not have any business combinations in process or planned as of the report date.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangibles, which addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 supercedes APB No. 17, Intangible Assets. Provisions of SFAS No. 142 will be effective for all fiscal years beginning after December 15, 2001. As such the Company is not required to adopt the new statement until the year ending September 30, 2002. The Company is currently evaluating the effect that implementation of the new standard will have on its results of operations and financial position. However, adoption of SFAS No. 142 is not expected to have a significant effect on the Company's balance sheets, statements of operations, or statements of cash flows.

3.   Accounts Receivable - Trade, Net
     --------------------------------

     During the years ended September 30, 2001 and 2000, the Company recognized bad debt expense of $74,233 and $14,588, respectively. As of September 30, 2001 and 2000, the provision for uncollectable accounts receivable was $20,998 and $0, respectively.


4.   Inventories
     -----------

     At September 30, 2001 and 2000 inventories consisted of the following:

                                               2001             2000
                                               ----             ----
         Raw materials                     $   433,625      $   604,562
         Finished goods                        229,348          322,599
                                           -----------      -----------

         Total inventories                 $   662,974      $   927,161
                                           ===========      ===========

     During the year ended September 30, 2000, the Company purchased fabricated parts to manufacture new Company developed drink dispensing machine. The costs of these parts, including purchases made during the year ended September 30, 2000 amounted to $236,439 and were included in work in

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


4.   Inventories, Continued
     ----------------------

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


5.   Property and Equipment
     ----------------------

     At September 30, 2001 and 2000, property and equipment consisted of the following:

                                                       2001             2000
                                                       ----             ----
         Property and equipment                   $  2,470,119     $  2,348,587
         Furniture and fixtures                         63,458           63,458
         Vehicles                                      220,456          221,570
         Leasehold improvements                        527,411          521,411
                                                  ------------     ------------
                                                     3,281,444        3,755,026
              Less: accumulated depreciation        (2,144,349)      (1,912,923)
                                                  ------------     ------------

         Total property and equipment, net        $  1,137,095     $  1,242,103


     Depreciation expense for the years ended September 30, 2001 and 2000 was $251,529 and $343,870, respectively.


6.   Intangible Assets
     -----------------

     At September 30, 2001 and 2000, intangible assets were comprised of the following:


     Tradename

                                                           2001          2000
                                                           ----          ----
         Acquisition cost of the Balboa Bay tradename   $ 300,000     $ 300,000
                                                        ---------     ---------
                                                          300,000       300,000
              Less: accumulated amortization             (101,334)      (51,667)
                                                        ---------     ---------
         Intangible assets, net                         $ 198,666     $ 248,333
                                                        =========     =========

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


6.   Intangible Assets, Continued
     ----------------------------

     Goodwill

     At September 30, 2001 and 2000, goodwill was comprised of the following:

                                                              2001       2000
                                                              ----       ----
         Goodwill resulting from the Company's
          acquisition of Fun City Popcorn, Inc.            $ 442,076  $ 442,076
         Goodwill  resulting from the acquisition
          of T.J. Distributing by Fun City Popcorn, Inc.     121,136    121,136
                                                           ---------  ---------

                                                             563,212    563,212
              Less: accumulated amortization                (205,405)  (172,823)
                                                           ---------  ---------

                                                             357,807    390,389
         Impairment  write-off  (included in the loss
          from discontinued operations)                     (357,807)      --
                                                           ---------  ---------
         Goodwill, net (included in non-current assets of
           discontinued operations)                             --    $ 390,389
                                                           =========  =========

     Amortization expense for the years ended September 30, 2001 and 2000 was $49,667 and $20,000, respectively.


7.   Line of Credit
     --------------
                                                              2001       2000
                                                              ----       ----
     At September 30, 2001 and 2000, the
     Company had an operating line of credit
     with a bank with a maximum amount of
     $1,300,000 available, collateralized by
     certain Tone Products assets (with a net
     carrying amount of approximately
     $3,300,000 at September 30, 2001) and
     guaranteed by its two largest
     shareholders, who are also corporate
     officers and members of the board of
     directors of the Company (the "largest
     shareholders"). The bank line of credit
     had a weighted average interest rate of
     7.80% and 8.70% for the years ended
     September 30, 2001 and 2000,
     respectively. The bank line of credit
     expires in February 2002 and is eligible
     for a one-year extension. It is the
     Company's intention at this time to
     extend any unpaid balance at the due
     date.                                                 $  45,316  $ 125,000
                                                           =========  =========

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


8.   Accrued Expenses
     ----------------

     At September 30, 2001 and 2000, accrued expenses consist of the following:

                                                             2001        2000
                                                             ----        ----

         Accrued co-operative promotional expenses        $  76,224   $  74,804
         Accrued real estate taxes                           57,113      45,043
         Accrued payroll and payroll taxes                   65,389      51,750
         Due to shareholder                                    --        39,908
         Other accrued expenses                              62,097      64,309
                                                          ---------   ---------
           Total accrued expenses                         $ 260,823   $ 280,911
                                                          =========   =========

9.   Notes Payable
     -------------

     At September 30, 2001 and 2000, notes payable consist of the following:


     Collateralized

                                                             2001        2000
                                                             ----        ----

     Note payable to a bank, collateralized
     by certain Tone Products assets (with a
     net carrying amount of approximately
     $3,300,000 at September 30, 2001),
     payable in monthly principal
     installments of $3,690 plus accrued
     interest. The note payable was paid in
     full during the year ended September 30,
     2001. Interest was calculated at the
     bank's prime rate plus three-quarters of
     a point (8.00% and 10.00% per annum at
     the date the debt was paid in full and
     September 30, 2000, respectively).                        --     $  25,857

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


9.   Notes Payable, Continued
     ------------------------

     Collateralized, Continued

                                                             2001        2000
                                                             ----        ----

     Term credit agreement with a bank, which
     is a long term line of credit, with a
     maximum amount of $422,000 available,
     collateralized by all Tone Products
     assets (with a net carrying amount of
     approximately $3,300,000 at September
     30, 2001) and guaranteed by the largest
     shareholders, requiring minimum monthly
     payments of $6,791 with any remaining
     unpaid balance due July 2005. Interest
     is calculated at a fixed rate of 9.00%
     per annum.                                           $ 369,118   $ 414,619


     Term credit agreement with a bank, with
     a maximum amount of $300,000 available,
     collateralized by all Tone Products
     assets (with a net carrying amount of
     approximately $3,300,000 at September
     30, 2001), requiring minimum monthly
     payments of $3,571 with any remaining
     unpaid balance due June 2003. Interest
     is calculated at the bank's prime rate
     less one-quarter of a point (5.50% per
     annum at September 30, 2001). In March
     2000, this term credit agreement was
     converted from a line of credit.                       120,738     154,928


     Notes payable, collateralized by certain
     of the Company's vehicles (with a net
     carrying amount of approximately $41,000
     at September 30, 2001). The notes
     provide for monthly installments of
     principal and interest of $3,411,
     maturing through September 2002. At
     September 30, 2001, the interest is
     calculated at rates varying between .90%
     and 7.50% per annum.                                    16,307      34,996
                                                          ---------   ---------

     Total notes payable                                    506,163     630,400
         Less: current maturities                           (95,787)   (120,787)
                                                          ---------   ---------
     Long term portion of notes payable                   $ 410,376   $ 509,613
                                                          =========   =========

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


9.   Notes Payable, Continued
     ------------------------

     Maturities of notes payable for the years ending September 30:


         2002                                                         $  95,787
         2003                                                           147,122
         2004                                                            60,244
         2005                                                           203,010
         2006                                                              --

      Interest expense during the years ended September 30, 2001 and 2000 was $90,644 and $62,698, respectively.

10.  Other Income
     ------------

     For each of the two years in the period ended September 30, 2001, the components of other income are:

                                                             2001        2000
                                                             ----        ----

         Gain (loss) on the sale of assets, net           $     949   $  (4,005)
         Miscellaneous other income                            --         7,751

           Total other income, net                        $     949   $   3,746
                                                          =========   =========

11.  Income Taxes
     ------------

     At September 30, 2001 and 2000, the components of the provision for income taxes are:

                                                             2001        2000
                                                             ----        ----
         Current tax expense:

              Federal                                     $ 155,008   $ 188,707
              State                                          30,161      33,953
                                                          ---------   ---------
                                                            185,168     222,660
                                                          ---------   ---------

         Deferred tax expense (benefit):

              Federal                                       (18,944)    (13,356)
              State                                          (3,480)     (3,094)
                                                          ---------   ---------
                                                            (22,424)    (16,450)
                                                          ---------   ---------

          Total provision                                 $ 162,744   $ 239,110
                                                          =========   =========

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


11.  Income Taxes, Continued
     -----------------------

     Significant components of the Company's deferred income tax assets and liabilities at September 30, 2001 and 2000 are:

                                                            2001         2000
                                                            ----         ----
         Deferred income tax asset:

              Allowances for doubtful accounts            $   8,672        --
              State taxes                                     3,501   $   4,060
              Other                                             987         987
                                                          ---------   ---------
         Total deferred income tax asset                     13,160       5,047
              Valuation allowance                              --          --
                                                          ---------   ---------
         Net deferred income tax asset                       13,160       5,047
                                                          ---------   ---------
         Deferred income tax liability:

              Depreciation                                   67,920      67,617
                                                          ---------   ---------
         Total deferred income tax liability                 67,920      67,617
                                                          ---------   ---------
         Net deferred income tax liability                $  54,760   $  62,570
                                                          =========   =========

     Reconciliation of the effective tax rate to the U.S. statutory rate is as follows:

                                                             2001        2000
                                                             ----        ----

         Tax expense at U.S. statutory rate                  34.0 %      34.0 %
         State tax provision                                  4.1         4.5
         Non-deductible expenses                              1.1         6.9
         Other                                               (1.2)       (0.2)
                                                             ------      ------
         Effective income tax rate                           38.0 %      45.2 %
                                                             ======      ======

12.  Stock-Based Compensation
     ------------------------

     The Company's 1997 Stock Option Plan (the "plan") adopted in November 1997 provides for the issuance of up to 500,000 options to purchase shares of its common stock to selected officers, outside directors, employees, and consultants. The plan's options vest pro rata over a five-year period and expire ten years from the date of grant. Under the term of the plan, options granted may be either non-qualified options or incentive stock options ("ISOs"). The exercise price for non-qualified options or ISOs may not be less than the quoted market price of the stock on date the option is granted. As of September 30, 2001, no options have ever been granted.

                               Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


13.  Disclosures about Fair Values of Financial Instruments
     ------------------------------------------------------

     The estimated fair value amounts of all financial instruments on the Company's September 30, 2001 and 2000 balance sheets, which are held for nontrading purposes, have been determined by using available market information and appropriate valuation methodologies.


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


     The following methods and assumptions were used by the Company in estimating fair value disclosures for financial statements:

           Cash and equivalents, accounts receivable - trade, inventories, prepaids, accounts payable - trade, line of credit, and certain other current liability amounts, as reported in the balance sheet, approximate fair value due to the short term maturities of these instruments.

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

     Employee Retirement Plan

     In November 1998, the Company adopted an employee benefit plan, whereby eligible employees may elect to defer a portion of their annual compensation, up to a maximum of 15%, pursuant to Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to

                              Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


14.  Employee Benefit Plans, Continued
     ---------------------------------

     Employee Retirement Plan, Continued

     participate. The Company matches contributions on a discretionary basis as determined by the board of directors, not to exceed 50% of the first 5% of the employees elected deferral. The Company recognized $32,819 and $0 of expense relating to the employee retirement plan for the years ended September 30, 2001 and 2000, respectively.


15.  Related Party Transactions
     --------------------------

     Facilities Operating Leases

     The Company leases its Chicago area facility from an entity owned by the two largest shareholders. For the years ended September 30, 2001 and 2000, the Company paid this entity facility rent of $390,042 and $333,060 respectively.


     The Company leased its Las Vegas area facility from a former major Company shareholder who was the owner of Fun City prior to its acquisition by the Company. For the years ended September 30, 2001 and 2000, the Company paid the former major shareholder facility rent of $61,506 and $82,008, respectively. The Company relocated the Fun City facility in the Las Vegas area to a site that was not owned by a related party.

     Due from Related Party

     As of September 30, 2001 and 2000, the Company had amounts due from Fun City of $122,566 and $154,228, respectively. As of the date of the "spin-off", September 30, 2001, Fun City and the Company agreed that the principal plus accrued interest as of that date will be due on or before September 30, 2004. The amount is unsecured with interest calculated at a fixed rate of 6.0% per annum. Fun City is a related party as both Fun City and the Company are under the control of the largest shareholders who collectively own more than 50% of the voting shares of each company.

                              Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


16.  Commitments and Contingencies
     -----------------------------

     Leases

     The Company leases its facilities from related parties (Note 14) on operating leases with future minimum lease payments at September 30, 2001, as follows:

                2002                                        $   352,548
                2003                                            352,548
                2004                                            352,548
                                                            -----------
                2005                                            352,548
                2006                                            352,548
                                                            -----------

                Total future minimum lease payments         $ 1,762,740
                                                            ===========

     Rental expense was $379,532 and $353,896 during the years ended September 30, 2001 and 2000, respectively.

     Loan Guarantee

     In prior years, during the ordinary course of business, the Company had guaranteed the bank borrowing of its then subsidiary, Fun City. There is one remaining Fun City note payable to a bank guaranteed by the Company with a balance of $12,372 at September 30, 2001. The loan is due in January 2003, when the Company anticipates that the loan will be paid in full. As of the report date, the loan is paid current.

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade accounts receivable. The Company sells products to private and public companies supplying the food services industry, certain governmental entities, and public institutions primarily within a 300-mile radius of its Illinois facility. Exposure to losses on accounts receivable is principally dependent on the individual customer's financial condition, as credit sales are not collateralized. The Company monitors its exposure to credit losses and reserves for those accounts receivable that it deems to be not collectible. No single customer accounted for more than 10% of the accounts receivable at September 30, 2001 and 2000 nor of the revenues for the years then ended.

                              Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


17.  Earnings (Loss) Per Share
     -------------------------

     Basic earnings (loss) per share ("EPS") is computed by dividing income
     (loss) available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted EPS is similar to basic EPS except that the weighted average of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued, unless their effect would be antidilutive.


     The computation of basic and diluted earnings (loss) per common share at September 30, 2001 and 2000 are as follows:

                                                              2001       2000
                                                              ----       ----
         Basic and diluted earnings (loss):
              Income from continuing operations            $ 240,774  $ 384,033
              Loss from discontinued operations             (511,263)  (100,892)
                                                           ---------  ---------
                  Net income (loss) (numerator)            $(270,489) $ 283,141
                                                           =========  =========
         Weighted-average shares outstanding
             (denominator)                                 2,018,990  3,115,860
                                                           =========  =========

         Basic and diluted earnings (loss) per
              common share:

              Income from continuing operations            $    0.12  $    0.12
              Loss from discontinued operations                (0.25)     (0.03)
                                                           ---------  ---------

         Basic and diluted earnings (loss) per
              common share                                 $   (0.13) $    0.09
                                                           =========  =========

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

     Shares Repurchased and Retired

     During the years ended September 30, 2001 and 2000, the Company repurchased 503,681 and 839,940 shares of its common stock for $480,596 and $760,416, respectively. During the year ended September 30, 2000, 512,290 shares that were repurchased were retired. Of these repurchased shares, 468,452 during

                              Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


18.  Common Stock, Continued
     -----------------------

     Shares Repurchased and Retired, Continued

     the year ended September 30, 2000 were repurchased from one of the largest shareholders who formerly was a corporate officer and a member of the board of directors at an amount greater than the original issuance value resulting in a decrease to retained earnings of $395,842 for the year ended September 30, 2000.

     Treasury Shares

     The Company accounts for treasury stock under the Par Value Method whereby the treasury stock account is recorded at the aggregate par value of the shares reacquired and the excess of the purchase price over the par value is recorded to the additional paid in capital account. If the Company's purchase price is in excess of the amount the shares were originally sold to the shareholder, that excess is charged to retained earnings.

19.  Spin-Off Transaction
     --------------------

     On June 17, 2001, the Company's board of directors voted to distribute all of the Company's shares of its wholly-owned subsidiary, Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to the Company's shareholders of record on July 17, 2001, and effective September 30, 2001 distributed the Fun City shares to the Company's shareholders. The transaction is accounted for as a spin-off, and as a result, retained earnings have been decreased by the carrying value of the Company's investment in Fun City of $208,959 or $0.11 per common share on 1,891,579 shares of record. Accordingly, Fun City has been reflected as a discontinued operation for all periods presented.


     Selected information for the discontinued Fun City operations is presented below:

                                                         For the Year Ended
                                                            September 30,
                                                      -------------------------
                                                         2001          2000
                                                      -----------   -----------

         Revenue                                      $ 1,940,274   $ 2,161,676
         Cost of sales                                  1,561,667     1,759,905
                                                      -----------   -----------
              Gross profit                                378,607       401,771
         Operating and other expenses                     490,463       502,663
         Impairment write-off of goodwill                 357,807          --
                                                      -----------   -----------
         Net loss                                     $  (571,263)  $  (100,892)
                                                      ===========   ===========

                              Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


19.  Spin-Off Transaction, Continued


     The net assets of the discontinued Fun City segment are summarized as of September 30, 2000:


         Current assets:

              Cash                                              $    56,855
              Accounts receivable                                   142,635
              Inventory                                             247,593
              Prepaid income taxes                                   14,614
              Other current assets                                    7,614
                                                                -----------
                  Total current assets                              469,311
                                                                -----------
         Current liabilities:

              Accounts payable and other liabilities                 60,049
              Line of credit                                         89,954
              Notes payable, current                                 36,448
                                                                -----------
                  Total current liabilities                         186,451
                                                                -----------

         Current assets of discontinued operations, net         $   282,860


         Non-current assets:

              Property and equipment, net                       $   235,311
              Intangible assets, net                                390,389
              Other non-current assets                                4,648
                                                                -----------
                  Total non-current assets                          630,348
                                                                -----------
         Non-current liabilities:

              Deferred income taxes - non-current                       935
              Notes payable - non-current                            37,823
              Due to Tone Products, Inc.                            154,228
                                                                -----------
                  Total non-current liabilities                     192,986
                                                                -----------

         Non-current assets of discontinued operations, net     $   437,362
                                                                ===========

                              Tone Products, Inc.

                 Notes to the Consolidated Financial Statements

                    As of September 30, 2001 and 2000 and For
             Each of the Two Years in the Period Ended September 30, 2001
--------------------------------------------------------------------------------


19.  Spin-Off Transaction, Continued
     -------------------------------

     No net assets, current or non-current, as of September 30, 2001 are presented as the discontinued operation was "spun off" in a stock dividend to the Company's shareholders prior to the year-end.

     The acquisition of Fun City in 1996 by the Company was based in part on a business model, which contemplated sales of the Company's products to the Las Vegas casino community through Fun City's existing customers and distribution system. Several attempts have been made since the acquisition to introduce these products into this market, which have not been successful. More recently, due to consolidations in this Las Vegas market place, Fun City's ability to introduce beverage products to the casinos has become more limited. Accordingly, the Company and Fun City have decided not to pursue further attempts by Fun City to sell the Company's products. Accordingly, at June 17, 2001 the Company and Fun City have evaluated the goodwill recorded in connection with the acquisition of Fun City and concluded that it is impaired. As a result, the remaining Fun City unamortized acquisition goodwill of $264,263 has been written off and is included in discontinued operations.

     In 1998, Fun City acquired T.J. Distributing in an attempt to expand its customer base through which to market its own products as well as those of the Company. When Fun City and the Company decided that Fun City would not pursue further attempts to sell the Company's products, the goodwill related to the acquisition of T.J. Distributing was evaluated and was determined to be impaired. As a result, on June 17, 2001 the Company wrote off the related unamortized goodwill of $93,544 and is included in discontinued operations.

     The Company and Fun City have entered into certain oral agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with respective tax authorities.

20.  Geographical Business Segments
     ------------------------------

     The Company approved the spin-off of its Fun City operations on June 17, 2001. Accordingly, the business segment information for the discontinued Fun City segment is presented in Note 19, and the Company's Tone Products segment is the only continuing operation presented in the consolidated financial statements.

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


PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
--------------------------------------------------------------------------------

Directors and Executive Officers

     The following table sets forth certain information regarding the Company's executive officers and directors:
                                                              Officer or
       Name              Age     Office                       Director Since(1)
       ----              ---     ------                       -----------------

Timothy E. Evon          48      President, Chairman of the    October, 1996
                                 Board, Chief Executive
                                 Officer, and Director

Thomas J. Evon           47      Vice-President - Special      November, 1996
                                 Accounts, and Director

William H. Hamen         41      Secretary, Treasurer,
                                 Chief Financial Officer
                                 and Director                  November, 1996



(1) Reflects the date TPI was acquired by the Company. Messrs. Evon and Evon had been directors of TPI, the Company's predecessor, from September 1978.

     Directors hold office for a period of one year from their election at the annual meeting of stockholders and until their successors are duly elected and qualified. Officers of the Company are elected by, and serve at the discretion of, the Board of Directors. Directors not employed by the Company do not receive fees for attending Board of Directors' meetings but are reimbursed for out-of-pocket expenses. Timothy E. Evon and Thomas J. Evon are brothers.

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


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth certain information concerning compensation paid to the Company's Chief Executive Officer for the years ended September 30, 2000 and 2001. Timothy E. Evon currently receives an annual salary of $132,600.

                                     Summary Compensation Table

                                              Annual                       Long Term
                                           Compensation                   Compensation
                                           ------------                   ------------
     Name and                                  Other Annual    Awards                    All Other
Principal Position          Year      Salary      Bonus      Compensation    Options    Compensation
-------------------         ----      ------    ---------    ------------    -------    ------------
Timothy E. Evon,            2001      $115,215      $23,000      $0             $0           $0
Chief Executive Officer     2000      $104,300       $3,450      $0             $0           $0

Thomas J. Evon,             2001      $101,380      $20,000      $0             $0           $0
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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The following table sets forth certain information as of November 30, 2001 concerning stock ownership of the Company's Common Stock by all persons known to the Company to own beneficially 5% or more of the outstanding shares of Common Stock, by each director and by all directors and officers as a group.

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

                                        Number of
                                        Shares of
                                         Common
                                       Stock Owned                   Percent of
                                        of Record                   Common Stock
       Name                        and Beneficially(1)                 Owned
       ----                        -------------------                 -----

Timothy E. Evon                          748,166                       31.2%
Thomas J. Evon                           748,166                       31.2%
William H. Hamen                         108,500                        4.5%
Cede & Co.                               190,394                        7.9%
All officers and directors             1,604,832                       67.1%
as a group (3 persons)
-----------

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

     The Company leases office, warehouse and factory space in Melrose Park, Illinois from certain of its executive officers and directors. See "Item 2 - Description of Property."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

     a. Exhibits: None
     b. Reports on Exhibit 8K: None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized, in Melrose Park, Illinois, on December 24, 2001.


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

       Signature                        Title                        Date
       ---------                        -----                        ----

/s/  Timothy E. Evon            President Chief Executive      December 24, 2001
---------------------------     Officer, and Director
     Timothy E. Evon


/s/  Thomas J. Evon             Vice-President - Special       December 24, 2001
---------------------------     Accounts and Director
     Thomas J. Evon


/s/  William H. Hamen           Secretary, Treasurer,          December 24, 2001
---------------------------     Chief Financial Officer
     William H. Hamen           (Principal Accounting Officer)
                                and Director