Form 10QSB
period 2001-12-31
TONE PRODUCTS INC
filed 2002-02-14
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934,
                    for the quarter ended December 31, 2001.

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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 1,891,579 on Jan 23, 2002.

PART I.  FINANCIAL INFORMATION


Item 1. Financial Statements

Introduction

The consolidated financial statements have been prepared by Tone Products, Inc.("Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended September 30, 2001. The financial information presented reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

                               Tone Products, Inc.

                              Financial Statements

                                   (Unaudited)

                           As of December 31, 2001 and
      For Each of the Three Month Periods Ended December 31, 2001 and 2000

                               Tone Products, Inc.

                        Index to the Financial Statements

                                   (Unaudited)

                           As of December 31, 2001 and
      For Each of the Three Month Periods Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------



      Independent Accountants' Report......................................1

      Financial Statements of Tone Products, Inc.:

           Balance Sheet (Unaudited), December 31, 2001....................2

           Statements  of Operations  (Unaudited)  for Each
              of Three Month Periods Ended
              December 31, 2001 and 2000...................................4

           Statements of  Shareholders'  Equity
             (Unaudited) for the Three
              Month Period Ended December 31, 2001.........................5

           Statements  of Cash Flows  (Unaudited)
              for Each of Three Month
              Periods Ended December 31, 2001 and 2000.....................6

      Notes to the Financial Statements (Unaudited)........................8

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors
Tone Products, Inc.


We have reviewed the accompanying balance sheet of Tone Products, Inc. as of December 31, 2001 and the related statements of operations, shareholders' equity and cash flows for the three month periods ended December 31, 2001 and 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Tone Products, Inc.

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






Kelly & Company
Newport Beach, California
                                       1
---------------------

                             Tone Products, Inc.
                                Balance Sheet
                                 (Unaudited)
                           As of December 31, 2001

--------------------------------------------------------------------------------


                                     ASSETS


Current assets:
    Cash and equivalents                                              $   76,407
    Accounts receivable trade, net                                       753,100
    Inventories                                                          611,667
    Prepaid income taxes                                                  38,583
    Other current assets                                                  23,933
    Deferred taxes                                                        39,960
                                                                      ----------
Total current assets                                                   1,543,650

Property and equipment, net                                            1,150,036
Intangible assets, net                                                   193,666
Other assets                                                              26,111
Due from Fun City Popcorn, Inc.                                          100,000
                                                                      ----------
Total assets                                                          $3,013,463
                                                                      ==========


    The accompanying notes are an integral part of the financial statements.

                             Tone Products, Inc.
                                Balance Sheet
                                 (Unaudited)
                           As of December 31, 2001

--------------------------------------------------------------------------------

                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Lines of credit                                                 $    45,315
    Accounts payable trade                                              169,973
    Accrued expenses                                                    214,412
    Notes payable, current maturities                                    91,140
                                                                    -----------
Total current liabilities                                               520,840

Notes payable, net of current maturities                                386,124
Deferred tax liability                                                   56,956
                                                                    -----------
Total liabilities                                                       963,920
                                                                    -----------
Commitments and contingencies
Shareholders' equity:
    Convertible Series A preferred stock; $10 par value;
          500,000 shares authorized;
          none issued and outstanding
          at December 31 2001                                              --
    Common stock; $0.10 par value; 50,000,000 shares
         authorized; 2,722,910 shares issued
         and 1,891,579 shares outstanding at
         December 31, 2001                                              272,291
    Common stock held in treasury, 831,331 shares at
         December 31, 2001                                              (83,133)
                                                                    -----------
                                                                        189,158
    Additional paid in capital                                           98,994
    Retained earnings                                                 1,761,391
                                                                    -----------
Total shareholders' equity                                            2,049,543
                                                                    -----------
Total liabilities and shareholders' equity                          $ 3,013,463
                                                                    ===========



    The accompanying notes are an integral part of the financial statements.



                                     Tone Products, Inc.
                                  Statements of Operations
                                           (Unaudited)
             For Each of the Three Month Periods Ended December 31, 2001 and 2000

--------------------------------------------------------------------------------------------------


                                                              For the                For the
                                                            Three Month            Three Month
                                                            Period Ended           Period Ended
                                                        December 31, 2001        December 31, 2000
                                                        -----------------        -----------------

Net sales                                                   $ 1,765,585              $ 1,962,389
Cost of sales                                                 1,374,190                1,500,089
                                                            -----------              -----------
       Gross profit                                             391,395                  462,300
Operating costs and expenses                                    484,738                  525,914
                                                            -----------              -----------
       Income (loss) from operations                            (93,343)                 (63,614)
                                                            -----------              -----------
Other income (expense):
       Interest expense                                         (10,865)                 (22,305)
       Interest income                                              685                    1,866
       Other income                                                --                      1,000
                                                            -----------              -----------
                                                                (10,180)                 (19,439)
                                                            -----------              -----------
Income (loss) from continuing operations
        before provision for income taxes                      (103,523)                 (83,053)
Benefit from (provision for ) income taxes                       39,960                   31,491
                                                            -----------              -----------
Net income (loss) from continuing operations                    (63,563)                 (51,562)
Discontinued operations:
       Loss from discontinued operations of Fun City
       Popcorn, Inc., net of applicable income
          tax expense of $3,420 in 2000)                           --                    (18,306)
                                                            -----------              -----------
Net income (loss)                                           $   (63,563)             $   (69,868)
                                                            ===========              ===========

Net income (loss) per share from continuing
       operations, basic and diluted                        $      --                $     (0.02)
                                                            ===========              ===========

Net income (loss) per share, basic and diluted              $     (0.03)             $     (0.03)
                                                            ===========              ===========
Basic and diluted weighted average common
       shares outstanding                                     1,891,579                2,309,927
                                                            ===========              ===========


              The accompanying notes are an integral part of the financial statements.


                                                 4









                                                         Tone Products, Inc.
                                                 Statements of Shareholders' Equity
                                                             (Unaudited)
                                          For the Three Month Period Ended December 31, 2000

----------------------------------------------------------------------------------------------------------------------------------



                                                                         Common Stock    Additional
                                               Common         Common       Held in        Paid-in         Retained
                                                Shares         Stock       Treasury        Capital        Earnings        Total
                                              ----------    ----------    -----------    -----------    -----------    -----------


Balance, September 30, 2000                    2,395,260    $   272,291   $   (32,765)   $   529,222    $ 2,304,402    $ 3,073,150
    Treasury stock:
      Shares repurchased                        (503,681)          --         (50,368)      (430,228)          --         (480,596)
    Stock dividend - pro rata distribution
      of the stock of Fun City Popcorn, Inc.        --             --            --             --         (208,959)      (208,959)
    Net income                                      --             --            --             --         (270,489)      (270,489)
                                             -----------    -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2001                    1,891,579        272,291       (83,133)        98,994      1,824,954      2,113,106
    Net loss                                        --             --            --             --          (63,563)       (63,563)
                                             -----------    -----------   -----------    -----------    -----------    -----------
Balance, December 31, 2001                     1,891,579    $   272,291   $   (83,133)   $    98,994    $ 1,761,391    $ 2,049,543
                                             ===========    ===========   ===========    ===========    ===========    ===========









                           The accompanying notes are an integral part of the financial statements.






                                               Tone Products, Inc.
                                              Statement of Cash Flows
                                                    (Unaudited)
                       For Each of the Three Month Periods Ended December 31, 2001 and 2000

------------------------------------------------------------------------------------------------------------

                                                                       For the                For the
                                                                     Three Month            Three Month
                                                                     Period Ended          Period Ended
                                                                  December 31, 2000        December 31, 2001
                                                                  -----------------        -----------------

Cash flows provided by (used in) operating activities:
       Net income (loss)                                             $ (63,563)              $ (69,868)
            Less: loss from discontinued operations                       --                    16,948
       Adjustments to reconcile net income to net
         cash provided by operating activities:
            Depreciation and amortization                               42,059                  65,725
       Decrease (increase) in assets:
            Accounts receivable - trade, net                           264,399                  18,758
            Inventories                                                 51,307                  82,866
            Other current assets                                       (11,779)                (36,479)
            Prepaid income taxes                                          (400)                 (5,942)
            Deferred tax asset                                         (37,764)                   --
            Other assets                                                20,693                  42,732
       Increase (decrease) in liabilities:
            Accounts payable trade                                    (177,644)                 95,778
            Accrued expenses                                           (46,411)                (50,488)
            Income taxes payable                                        (1,795)                   --
                                                                     ---------               ---------
Cash provided by operating activities                                   39,102                 160,030
                                                                     ---------               ---------
Cash flows provided by (used in) investing activities
       Purchase of property and equipment                              (50,000)                (31,580)
       Payments received on amounts due from Fun
         City Popcorn, Inc.                                             22,566                    --
                                                                     ---------               ---------
Cash provided by (used in) investing activities                        (27,434)                (31,580)
                                                                     ---------               ---------






                   The accompanying notes are an integral part of the financial statements.







                                                Tone Products, Inc.
                                                 Statement of Cash Flows
                                                      (Unaudited)
                         For Each of the Three Month Periods Ended December 31, 2001 and 2000

------------------------------------------------------------------------------------------------------------


                                                                       For the                 For the
                                                                     Three Month             Three Month
                                                                     Period Ended           Period Ended
                                                                   December 31, 2000       December 31, 2001
                                                                   -----------------       -----------------
Cash flows provided by (used in) financing activities:
       Net proceeds (payments) from the line of credit                      --                $  96,250
       Payments on notes payable                                       $ (28,899)               (33,855)
       Proceeds from the issuance of notes payable                          --                     --
       Repurchase of Company common stock                                   --                 (158,850)
                                                                       ---------              ---------
Cash used in financing activities                                        (28,899)               (96,455)
                                                                       ---------              ---------
Net increase in cash                                                     (17,231)                31,995
Cash at beginning of period                                               93,658                107,087
                                                                       ---------              ---------
Cash at end of period                                                  $  76,427              $ 139,082
                                                                       =========              =========

                           Supplemental Disclosure of Cash Flow Information

Interest paid                                                          $  10,865              $  22,305
Income taxes paid                                                           --                     --




                      The accompanying notes are an integral part of the financial statements.



                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                           As of December 31, 2001 and
      For Each of the Three Month Periods Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


1.    Basis of Presentation
      ---------------------

      In the opinion of the management of Tone Products, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of December 31, 2001, the results of its operations for the three month periods ended December 31, 2001 and 2000 and the related condensed statements of shareholders' equity for the three month period ended December 31, 2001 and cash flows for the three month periods ended December 31, 2001 and 2000.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for the year ended September 30, 2001.

2.    Property and Equipment
      ----------------------

      At December 31, 2001, property and equipment consisted of the following:


           Property and equipment                              $    2,470,119
           Furniture and fixtures                                      63,458
           Vehicles                                                   220,456
           Leasehold improvements                                     577,411
                                                               --------------

                                                                    3,331,444
                Less: accumulated depreciation                     (2,181,408)
                                                               ---------------

           Total property and equipment, net                   $    1,150,036
                                                               ==============

      Depreciation expense for each of the three-month periods ended December 31, 2001 and 2000 was $37,059 and $60,725, respectively.

                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                           As of December 31, 2001 and
      For Each of the Three Month Periods Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


3.    Accrued Expenses
      ----------------

      At December 31, 2001, accrued expenses consist of the following:

           Accrued co-operative promotional expenses              $    84,123
           Accrued real estate taxes                                   85,214
           Accrued payroll and payroll taxes                           38,398
           Other accrued expenses                                       6,677
                                                                  ------------

           Total accrued expenses                                 $    214,412
                                                                  ============

4.    Income Taxes
      ------------

      Reconciliation of the effective tax rate to the U.S. statutory rate at December 31 is as follows:

                                                            2001         2000
                                                            ----         ----

           Tax expense at U.S. statutory rate             (34.0)%      (34.0)%
           State tax provision                             (4.6)        (3.9)
                                                          -------      -------

           Effective income tax rate                      (38.6)%      (37.9)%
                                                          =======      =======


5.    Related Party Transactions
      --------------------------

      Facilities Operating Leases


      The Company leases its Chicago area facility from an entity owned by the largest shareholders. For the three-month periods ended December 31, 2001 and 2000, the Company paid facility rent of $90,430 and $93,809, respectively.

                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                           As of December 31, 2001 and
      For Each of the Three Month Periods Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


6.    Commitments
      -----------

      Facilities Lease


      The Company leases its facilities from related parties (Note 5) on operating leases with future minimum lease payments at December 31, 2001, as follows:

                2001                                   $ 352,548
                2002                                     352,548
                2003                                     352,548
                2004                                     352,548
                2005                                     352,548

      Loan Guarantee

      In prior year, during the ordinary course of business, the Company had guaranteed the bank borrowing of its then subsidiary, Fun City. There is one remaining Fun City note payable to a bank guaranteed by the Company with a balance of $10,173 at December 31, 2001. The loan is due in January 2003, when the Company anticipates that the loan will be paid in full. As of the report date, the loan is paid current.

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

                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                           As of December 31, 2001 and
      For Each of the Three Month Periods Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------


7.    Earnings Per Share, Continued
      ------------------------------

      The computation of basic and diluted earnings per common share at December 31, 2001 and 2000 are as follows:

                                                                                   2001             2000
                                                                                   ----             ----
           Basic and diluted earnings (loss):
                Income from continuing operations                            $       (63,563)  $      (51,532)
                Loss from discontinued operations                                          -          (16,917)
                                                                             ---------------   ---------------

                Net income (loss) (numerator)                                $       (63,563)  $      (68,479)
                                                                             ================  ==============

           Weighted average shares outstanding (denominator)                       1,891,579        2,309,927
                                                                             ===============   ==============
           Basic and diluted earnings (loss) per common share:
                Income from continuing operations                            $         (0.03)  $        (0.02)
Loss from discontinued operations                                                         -             (0.01)
                                                                             ---------------   --------------

            Basic and diluted earnings (loss) per common share               $         (0.03)  $        (0.03)
                                                                             ===============   ==============

8.    Spin-Off Transaction
      --------------------

      On June 17, 2001, the Company's board of directors voted to distribute all of the Company's shares of its then wholly-owned subsidiary, Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to the Company's shareholders of record on July 17, 2001, and effective September 30, 2001 distributed the Fun City shares to the Company's shareholders. The transaction was accounted for as a spin-off, and as a result, retained earnings was decreased by the carrying value of the Company's investment in Fun City of $208,959. Accordingly, Fun City is reflected as a discontinued operation for the period ended December 31, 2000. As a result of the spin-off effective September 30, 2001, Fun City ceased to be a wholly owned subsidiary of the Company.

      Selected information for the discontinued Fun City operations is presented below:

                                                         For the Year Ended
                                                          December 31, 2000
                                                          -----------------

           Revenue                                         $   523,965
           Cost of sales                                       392,971
                                                           -----------

                Gross profit                                   130,994
           Operating and other expenses                        149,300
                                                           -----------

           Net loss                                        $   (18,306)
                                                           ============

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale of food products. Revenues for the fiscal quarter ended December 31, 2001, decreased to $1,765,585 from $1,962,389 in the same period last year. Revenue decreases were a result of the loss of two of the Companies largest customers.

Cost of goods sold was increased by 1.39% of sales due to increases in raw material costs increased labor expenses.

Operating expenses remained relatively unchanged in the three month period ended December 31, 2001, decreasing $41,176 to $484,738, from $525,914 in the year ago period.

Net operating income for the fiscal quarter ended December 31, 2001, decreased $12,001 to $(63,563) from $(51,562) due to the decrease in sales revenue

Net income was increased to $(63563) from $(69,868) in the year ago period due to a $18,306 charge against earnings in the year ago period related to the discontinued operations of Fun city Popcorn, Inc. However diluted earnings per share remained unchanged at $(0.03) per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $1,300,000 in traditional lines of credit which should be more than sufficient to see the Company through it's seasonal sales cycles and keep pace with it's growth. The Company had not made any material commitments for capital expenditures as of January 30, 2002 and believes it has sufficient cash resources to meet its needs.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other information

         The company has completed the distribution of all 1,891,579 shares of its wholly owned subsidiary, Fun City Popcorn, Inc., to Tone's shareholders as a stock dividend.

Item 6. Exhibits and Reports on Form 8 - K

          (a) Exhibits

               Not applicable

          (B) Reports on Form 8-K

               None

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 13, 2002                     TONE PRODUCTS, INC


                                            /s/ TIMOTHY EVON
                                            ------------------------------------
                                            Timothy Evon
                                            Director and President