Form 10QSB
period 2002-03-31
TONE PRODUCTS INC
filed 2002-05-14
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
               ACT OF 1934, for the quarter ended March 31, 2002.

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

 Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 18,916 on May 13, 2002.

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

                               Tone Products, Inc.

                              Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
                    For the Three and Six Month Periods Ended
                             March 31, 2002 and 2001

                               Tone Products, Inc.

                        Index to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
        For the Three and Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------



             Independent Accountants' Report.................................F-1

              Financial Statements of Tone Products, Inc.:

                   Balance Sheet (Unaudited), March 31, 2002.................F-2

                   Statements of Operations (Unaudited) for
                     Each of Three and Six Month Periods
                     Ended March 31, 2002 and 2001...........................F-4

                   Statements of Shareholders' Equity
                     (Unaudited) for the Six Month Period
                     Ended March 31, 2002....................................F-5

                   Statements of Cash Flows (Unaudited) for
                     Each of Six Month Periods Ended March
                     31, 2002 and 2001.......................................F-6

             Notes to the Financial Statements (Unaudited)...................F-8

                         INDEPENDENT ACCOUNTANTS' REPORT




     To the Board of Directors

     Tone Products, Inc.


     We have reviewed the accompanying balance sheet of Tone Products, Inc. as of March 31, 2002, and the related statement of operations for the three and six month periods ended March 31, 2002 and 2001, the statement of shareholders' equity for the six month period ended March 31, 2002, and the statement of cash flows for the six month periods ended March 31, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Tone Products, Inc.

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




     /s/  Kelly & Company
     -----------------------------
          Kelly & Company


     Newport Beach, California

     May 10, 2002

                               Tone Products, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                              As of March 31, 2002
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
    Cash and equivalents                                              $   13,914
    Accounts receivable trade, net                                     1,090,388
    Inventories                                                          706,726
    Deferred tax asset                                                    62,249
    Prepaid income taxes                                                  38,583
    Other current assets                                                  23,061
                                                                      ----------
Total current assets                                                   1,934,921

Property and equipment, net                                            1,173,846
Intangible assets, net                                                   188,666
Other assets                                                              17,443
Due from Fun City Popcorn, Inc.                                          100,000
                                                                      ----------
Total assets                                                          $3,414,876
                                                                      ==========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                               Tone Products, Inc.

                           Consolidated Balance Sheet
                                   (Unaudited)

                              As of March 31, 2002
--------------------------------------------------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
    Lines of credit                                                 $   316,628
    Accounts payable trade                                              325,235
    Accrued expenses                                                    222,566
    Notes payable, current maturities                                    93,947
                                                                    -----------
Total current liabilities                                               958,376


Notes payable, net of current maturities                                364,113
Deferred tax liability                                                   66,034
                                                                    -----------
Total liabilities                                                     1,388,523
                                                                    -----------
Commitments and contingencies

Shareholders' equity:
    Convertible Series A preferred stock; $10 par value;
          500,000 shares authorized; none issued and
          outstanding at March 31, 2002                                    --
    Common stock; $0.10 par value; 50,000,000 shares
         authorized; 27,229 shares issued and 18,616 shares
         outstanding at March 31, 2002                                    2,723
    Less: common stock held in treasury, 8,313 shares at
         March 31, 2002                                                    (831)
                                                                    -----------

                                                                          1,892
    Additional paid in capital                                          286,260
    Retained earnings                                                 1,738,201
                                                                    -----------
Total shareholders' equity                                            2,026,353
                                                                    -----------
Total liabilities and shareholders' equity                          $ 3,414,876
                                                                    ===========


                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                                                 Tone Products, Inc.

                                              Statements of Operations
                                                     (Unaudited)

                       For Each of the Three and Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------------------------------------------



                                                  For the            For the           For the            For the
                                                Three Month        Three Month        Six month          Six month
                                               Period Ended       Period Ended       Period Ended       Period Ended
                                              March 31, 2002     March 31, 2001     March,31, 2001     March 31, 2001
                                              --------------     --------------     --------------     --------------
Net sales                                      $ 2,116,586        $ 2,361,974        $ 3,882,172        $ 4,324,363
Cost of sales                                    1,619,219          1,780,379          2,993,441          3,280,468
                                               -----------        -----------        -----------        -----------
     Gross profit                                  497,367            581,595            888,731          1,043,895
Operating costs and expenses                       521,111            478,354          1,007,670          1,004,268
                                               -----------        -----------        -----------        -----------
     Income (loss) from operations                 (23,744)           103,241           (118,939)            39,627
                                               -----------        -----------        -----------        -----------
Other income (expense):
     Interest expense                              (11,331)           (17,064)           (22,196)           (39,369)
     Interest income                                   526              1,157              1,211              3,023
     Other income                                     --                 --                 --                1,000
                                               -----------        -----------        -----------        -----------
                                                   (10,805)           (15,907)           (20,985)           (35,346)
                                               -----------        -----------        -----------        -----------
Income (loss) from continuing
operations before provision for income taxes       (34,549)            87,334           (139,924)             4,281
     (Provision for) benefit from
      income taxes                                  13,211            (33,153)            53,171             (1,662)
                                               -----------        -----------        -----------        -----------
Net income (loss) from
continuing operations                              (21,338)            54,181            (86,753)             2,619

Discontinued operations:
     Loss from discontinued
     operations of Fun City
     Popcorn, Inc., net of
     applicable ncome tax
     expense (benefit) of $584 and
     $(805) for the three and six
     months ended March 31,
     2001, respectively                               --              (26,216)              --              (44,522)
                                               -----------        -----------        -----------        -----------
Net income (loss)                              $   (21,338)       $    27,965        $   (86,753)       $   (41,903)
                                               ===========        ===========        ===========        ===========
Net income (loss) per share,
basic and diluted                              ($     1.13)       $      1.41        $     (4.59)       $     (1.95)
                                               ===========        ===========        ===========        ===========
Basic and diluted weighted
average common shares
outstanding                                         18,916             19,858             18,916             21,492
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

                                                         F-4



                                                         Tone Products, Inc.

                                                 Statements of Shareholders' Equity
                                                             (Unaudited)

                                            For the Six Month Period Ended March 31, 2002
-----------------------------------------------------------------------------------------------------------------------------------



                                                                           Common Stock   Additional
                                                 Common         Common       Held in        Paid-in        Retained
                                                 Shares         Stock        Treasury       Capital        Earnings        Total
                                              -----------    -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2000                        23,953    $     2,723   $      (327)   $   766,352    $ 2,304,402    $ 3,073,150

    Shares repurchased                             (5,037)          --            (504)      (480,092)          --         (480,596)

    Stock dividend pro rata distribution of

      the stock of Fun City Popcorn, Inc.            --             --            --             --         (208,959)      (208,959)


    Net loss                                         --             --            --             --         (270,489)      (270,489)
                                              -----------    -----------   -----------    -----------    -----------    -----------

Balance, September 30, 2001                        18,916          2,723          (831)       286,260      1,824,954      2,113,106


    Net income (loss)                                --             --            --             --          (86,753)       (86,753)
                                              -----------    -----------   -----------    -----------    -----------    -----------

Balance, March 31, 2002                            18,916    $     2,723   $      (831)   $   286,260    $ 1,738,201    $ 2,026,353
                                              ===========    ===========   ===========    ===========    ===========    ===========


                                               The accompanying notes are an integral
                                           part of the consolidated financial statements.

                                                                 F-5



                                         Tone Products, Inc.

                                      Statements of Cash Flows
                                             (Unaudited)

                   For Each of the Six Month Periods Ended March 31, 2002 and 2001
----------------------------------------------------------------------------------------------------



                                                                       For the            For the
                                                                      Six Month          Six Month
                                                                    Period Ended       Period Ended
                                                                   March 31, 2001     March 31, 2002
                                                                   --------------     --------------
Cash flows provided by (used in) operating activities:

    Net income (loss)                                                $ (86,753)         $ (41,903)
         Less: Loss from discontinued operations                          --               44,522
                                                                     ---------          ---------
    Net income (loss) from continuing operations                       (86,753)             2,619
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Depreciation and amortization                                  84,118            128,850
    Decrease (increase) in assets:
         Accounts receivable  trade, net                               (72,889)          (184,020)
         Inventories                                                   (43,752)           288,256
         Prepaid income taxes                                             (400)            16,597
         Deferred tax asset                                            (50,993)              --
         Other current assets                                          (10,907)           (37,263)
         Other assets                                                   29,361             49,130
    Increase (decrease) in liabilities:
         Accounts payable trade                                        (22,382)           (70,229)
         Accrued expenses                                              (38,259)           (40,801)
         Income taxes payable                                           (1,795)            10,614
                                                                     ---------          ---------
Cash provided by (used in) operating activities                       (214,651)           163,753
    Net cash provided by operating activities of
    discontinued operations                                               --               35,443
                                                                     ---------          ---------
Cash provided by (used in) operating activities                       (214,651)           199,196
                                                                     ---------          ---------
Cash flows provided by (used in) investing activities:
    Purchase of property and equipment                                (110,869)           (93,050)
    Payments received on amount due from Fun City
      Popcorn, Inc.                                                     22,566               --

    Cash received from discontinued operations                            --                9,608
                                                                     ---------          ---------
    Net cash used in investing activities of continuing operations     (88,303)           (83,442)

    Net cash provided by investing activities of
      discontinued operations                                             --                  220
                                                                     ---------          ---------
Cash used in investing activities                                      (88,303)           (83,222)
                                                                     ---------          ---------


                               The accompanying notes are an integral
                           part of the consolidated financial statements.

                                                 F-6



                                       Tone Products, Inc.

                                    Statements of Cash Flows
                                           (Unaudited)

                 For Each of the Six Month Periods Ended March 31, 2002 and 2001
-----------------------------------------------------------------------------------------------



                                                                  For the           For the
                                                                 Six Month         Six Month
                                                               Period Ended       Period Ended
                                                              March 31, 2001     March 31, 2002
                                                              --------------     --------------

Cash flows provided by (used in) financing activities:

    Net proceeds from (payments to) the line of credit           $ 271,313          $ 518,316
    Payments on notes payable                                      (48,103)           (71,053)
    Cash issued in lieu of issuance of committed shares               --                 --
    Repurchase of Company common stock                                --             (446,144)
                                                                 ---------          ---------
Cash provided by financing activities
 of continuing operations                                          223,210             1,119
    Net cash used in financing activities of discontinued
      operations                                                      --              (45,271)
                                                                 ---------          ---------
Cash provided by (used in) financing activities                    223,210            (44,152)
                                                                 ---------          ---------
Net increase (decrease) in cash                                    (79,744)            71,822

Cash at beginning of period                                         93,658            107,087
                                                                 ---------          ---------
Cash at end of period                                            $  13,914          $ 178,909
                                                                 =========          =========


                        Supplemental Disclosure of Cash Flow Information


Interest paid                                                    $  22,196          $  25,725
Income taxes paid                                                     --                 --


                             The accompanying notes are an integral
                         part of the consolidated financial statements.

                                               F-7

                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
         For Each of the Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Tone Products, Inc. (the "Company"), the accompanying unaudited condensed financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of March 31, 2002, the results of its operations for the three and six month periods ended March 31, 2002 and 2001, and the related condensed statements of shareholders' equity for the six-month period ended March 31, 2002 and the cash flows for each of the six-month periods ended March 31, 2002 and 2001.

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

2.   Property and Equipment
     ----------------------

     At March 31, 2002, property and equipment consisted of the following:


           Property and equipment                      $    2,505,519
           Furniture and fixtures                              63,458
           Vehicles                                           220,456
           Leasehold improvements                             602,880
                                                       --------------

                                                            3,392,313
                Less: accumulated depreciation             (2,218,467)
                                                       ---------------

           Total property and equipment, net           $    1,173,846
                                                       ==============

     Depreciation expense for each of the three month periods ended March 31, 2002 and 2001, was $37,059 and $58,125, respectively, and for each of the six month periods ended March 31, 2002 and 2001, was $84,118 and $118,850, respectively.

                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
         For Each of the Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


3.   Accrued Expenses
     ----------------

     At March 31, 2002, accrued expenses consist of the following:
           Accrued co-operative promotional expenses                 $   92,550
           Accrued real estate taxes                                     76,349
           Accrued payroll and payroll taxes                             46,614
           Other accrued expenses                                         7,053
                                                                     ----------

           Total accrued expenses                                    $  222,566
                                                                     ==========

4.   Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the six months periods ended March 31, 2002 and 2001 is as follows:


                                                      2002               2001
                                                   ----------        ----------

           Tax expense at U.S. statutory rate        34.0%            (34.0)%
           State tax provision                        4.1               0.8
           Non-deductible expenses                    1.1              39.5
           Other                                      1.2                --
                                                   ----------        ----------



           Effective income tax rate                 38.0%              6.3%
                                                   ==========       ===========


5.   Related Party Transactions
     --------------------------

     Facilities Operating Leases

     The Company leases its Chicago area facility from an entity owned by the largest shareholders. For each of the three month periods ended March 31, 2002 and 2001, the Company paid facility rent of $89,113 and $84,812, respectively and for the six month periods ended March 31, 2002 and 2001, the Company paid facility rent of $179,544 and $102,260, respectively.

                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
         For Each of the Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


6.   Commitments
     -----------

     The Company leases its facilities from related parties (Note 5) on operating leases with future minimum lease payments at March 31, 2002, as follows:

                2002 - 2003                                $  358,528
                2003 - 2004                                   358,528
                2004 - 2005                                   358,528
                2005 - 2006                                   358,528
                2006 - 2007                                   176,274

     Loan Guarantee


     In prior years, during the ordinary course of business, the Company had guaranteed the bank borrowing of its then subsidiary, Fun City. There is one remaining Fun City note payable to a bank guaranteed by the Company with a balance of $69,594 at March 31, 2002. The loan is due in January 2003, when the Company anticipates that the loan will be paid in full. As of the report date, the loan is paid current.

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

     The computation of basic and diluted earnings (loss) per common share for the three and six month periods ended March 31, 2002 and 2001 are as follows:



                                     Tone Products, Inc.

                              Notes to the Financial Statements

                                         (Unaudited)

                                  As of March 31, 2002 and
               For Each of the Six Month Periods Ended March 31, 2002 and 2001
-------------------------------------------------------------------------------------------


7.   Earnings (Loss) Per Share, Continued
     ------------------------------------

                                                                        For the
                                                               Three Months Ended March 31,
                                                                -------------------------
                                                                   2002           2001
                                                                ---------       ---------

           Income from continuing operations                    $ (21,338)      $  54,181
           Loss from discontinued operations                         --           (26,216)
                                                                ---------       ---------
         Net income (loss)                                      $ (21,338)      $  27,965
                                                                =========       =========

         Weighted average shares outstanding                       18,916          19,858
                                                                =========       =========


         Basic and diluted earnings (loss) per common share:
              Income from continuing operations                 $   (1.13)      $    2.73
              Loss from discontinued operations                       --            (1.32)
                                                                ---------       ---------

         Basic and diluted earnings (loss) per common share     $   (1.13)      $    1.41
                                                                =========       =========

                                                                        For the
                                                                Six Months Ended March 31,
                                                                -------------------------
                                                                   2002            2001
                                                                ---------       ---------

           Income from continuing operations                    $ (86,753)      $   2,619
           Loss from discontinued operations                         --           (44,522)
                                                                ---------       ---------
         Net income (loss)                                        (86,753)      $ (41,903)
                                                                =========       =========

         Weighted average shares outstanding                       18,916          21,492
                                                                =========       =========

         Basic and diluted earnings (loss) per common share:
              Income from continuing operations                 $   (4.59)      $    0.12
              Loss from discontinued operations                      --             (2.07)
                                                                ---------       ---------

         Basic and diluted earnings (loss) per common share     $   (4.59)      $   (1.95)
                                                                =========       =========

                                            F-11

                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
         For Each of the Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


8.   Common Stock
     ------------

     Treasury Shares


     The Company accounts for treasury stock under the par value method whereby the treasury stock account is recorded at the aggregate par value of the shares reacquired, and the excess of the purchase price over the par value is recorded to the additional paid-in capital account.

     During the six month period ended March 31, 2001, the Company repurchased 49,572 shares of common stock for an aggregate cost of $446,144.

     Stock Split


     On April 12, 2002, the Company's shareholders approved the reverse stock split of the common stock on the basis of one share for each 100 shares currently outstanding. Accordingly, all references to number of shares and per share data in the accompanying financial statements have been adjusted to reflect the reverse stock split on a retroactive basis. Shareholders' equity reflects the reverse stock split by reclassifying from common stock to additional paid-in capital an amount equal to par value of the reduction in shares arising from the reverse split.

9.   Spin-Off Transaction
     --------------------

     On June 17, 2001, the Company's board of directors voted to distribute all of the Company's shares of its then wholly-owned subsidiary, Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to the Company's shareholders of record on July 17, 2001, and effective September 30, 2001 distributed the Fun City shares to the Company's shareholders. The transaction was accounted for as a spin-off, and as a result, retained earnings were decreased by the carrying value of the Company's investment in Fun City of $208,959. Accordingly, Fun City is reflected as a discontinued operation for the period ended March 31, 2001. AS a result of the spin-off effective September 30, 2001, Fun City ceased to be a wholly-owned subsidiary of the Company.

                               Tone Products, Inc.

                        Notes to the Financial Statements

                                   (Unaudited)

                            As of March 31, 2002 and
         For Each of the Six Month Periods Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------


9.   Spin-Off Transaction, Continued


     Selected information for the discontinued Fun City operations is presented below:


                                                For the          For the
                                              Three Month       Six Month
                                             Period Ended     Period Ended
                                            March 31, 2001    March 31, 2001
                                            ---------------   --------------

         Revenue                              $  507,319        $1,031,284
         Cost of sales                           380,490           773,462
                                              ----------        ----------
                Gross profit                     126,829           257,822
         Operating and other expenses            153,045           302,344
                                              ----------        ----------

         Net loss                             $  (26,216)       $  (44,522)
                                              ==========        ==========

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale of food products. Revenues for the fiscal quarter ended March 31, 2002, decreased to $2,116,586 from $2,361,974 in the same period last year. Revenue decreases were a result of the loss of two of the Companies largest customers.

Cost of goods sold was increased by 1.2% of sales due to increases in raw material costs increased labor expenses.

Operating expenses increased during the three month period ended March 31, 2002, $42,757 to $521,111, from $478,354 in the year ago period.

Operating income from continuing operations for the fiscal quarter ended March 31, 2002, decreased $121,883 to $(34,549) from $87,334 due to the decrease in sales revenue resulting from the loss of 2 large customers.

Net income was decreased to $(21,338) from $27,965 in the year ago period. Losses are the result of decreased sales revenue and increased selling expenses. The Company has invested in sales personal and related costs of sales in an attempt to offset the loss of 2 of it's larger customers.

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $1,300,000 in traditional lines of credit which should be more than sufficient to see the Company through it's seasonal sales cycles and keep pace with it's growth. The Company had not made any material commitments for capital expenditures as of May 13, 2002 and believes it has sufficient cash resources to meet its needs.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

The Company has completed it's 100 for 1 consolidation of it's common stock shares. Resulting in the reduction of shares outstanding to 18,916. The payout for fractional shares is in process and when complete should result in the elimination of several hundred odd lot shareholders.

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

Date: May 13, 2002                          TONE PRODUCTS, INC


                                            /s/  TIMOTHY EVON
                                            -----------------------------------
                                                 Timothy Evon
                                                 Director and President