Form 10QSB
period 2002-06-30
TONE PRODUCTS INC
filed 2002-08-13
CIK 66810

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                   FORM 10-QSB
       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE
                ACT OF 1934, for the quarter ended June 30, 2002.

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

Yes [X]   No [ ]

The number of shares outstanding of issuer's only class of Common Stock, $.010 par value, was 18,916 on Aug 12, 2002.

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

                               Tone Products, Inc.
                        Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
                   For the Three and Nine Month Periods Ended
                             June 30, 2002 and 2001

                               Tone Products, Inc.
                 Index to the Consolidated Financial Statements
                                   (Unaudited)

                             As of June 30, 2002 and
        For the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------



Consolidated Financial Statements of Tone Products, Inc.:

    Consolidated Balance Sheet (Unaudited), June 30, 2002......................1

    Consolidated Statements of Operations (Unaudited) for
      Each of Three and Nine Month Periods Ended June 30,
      2002 and 2001............................................................3

    Consolidated Statements of Shareholders' Equity
      (Unaudited) for the Nine Month Period Ended June 30,
      2002.....................................................................4

    Consolidated Statements of Cash Flows (Unaudited) for
      Each of Nine Month Periods Ended June 30, 2002 and
      2001.....................................................................5

Notes to the Consolidated Financial Statements (Unaudited).....................7

                               Tone Products, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
                               As of June 30, 2002
--------------------------------------------------------------------------------


                                     ASSETS
Current assets:
      Cash and equivalents                                            $  209,526
      Accounts receivable trade, net                                   1,826,912
      Inventories                                                        944,979
      Deferred tax asset                                                   9,078
      Income tax refund receivable                                       199,251
      Other current assets                                                46,455
                                                                      ----------

           Total current assets                                        3,236,201

Property and equipment, net                                            1,186,773
Note receivable - related party                                          100,000
Intangible assets, net                                                   183,666
Other assets                                                               7,058
                                                                      ----------

Total assets                                                          $4,713,698
                                                                      ==========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                               Tone Products, Inc.
                           Consolidated Balance Sheet
                                   (Unaudited)
                               As of June 30, 2002
--------------------------------------------------------------------------------


                                   LIABILITIES
Current liabilities:
      Lines of credit                                               $   417,530
      Accounts payable - trade                                          845,454
      Payroll and other liabilities                                        --
      Accrued expenses                                                  247,066
      Income taxes payable                                              174,327
      Notes payable, current maturities                                 155,099
                                                                    -----------

           Total current liabilities                                  1,839,476

Notes payable, net of current maturities                                272,780
Deferred tax liability                                                  224,906
                                                                    -----------

Total liabilities                                                     2,337,162
                                                                    -----------

Commitments and contingencies

Shareholders' equity:

      Convertible Series A preferred stock; $10 par value;
      500,000 shares authorized; none issued and
      outstanding at June 30, 2002                                         --


      Common stock; $0.10 par value; 50,000,000 shares
      authorized; 27,229 shares issued and 18,916 shares
      outstanding at June 30, 2002                                        2,723

           Less: common stock held in treasury; 8,313 shares
             at June 30, 2002                                              (831)

Additional paid-in capital                                              286,260
Retained earnings                                                     2,088,384
                                                                    -----------

Total shareholders' equity                                            2,376,536
                                                                    -----------

Total liabilities and shareholders' equity                          $ 4,713,698
                                                                    ===========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.



                                              Tone Products, Inc.
                                     Consolidated Statements of Operations
                                                  (Unaudited)
                       For the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------------------------------------



                                                       For the        For the        For the        For the
                                                     Three Month    Three Month     Nine Month     Nine Month
                                                     Period Ended   Period Ended   Period Ended   Period Ended
                                                       June 30,       June 30,       June 30,       June 30,
                                                        2002           2001            2002           2001
                                                     -----------    -----------    -----------    -----------
Net sales                                            $ 3,506,058    $ 3,263,944    $ 7,388,230    $ 7,588,307
Cost of sales                                          2,389,679      2,302,047      5,383,120      5,582,515
                                                     -----------    -----------    -----------    -----------
      Gross profit                                     1,116,379        961,897      2,005,110      2,005,792
Operating costs and expenses                             528,755        552,549      1,536,425      1,569,825
                                                     -----------    -----------    -----------    -----------
      Income from operations                             587,624        409,348        468,685        435,967
                                                     -----------    -----------    -----------    -----------
Other income (expense):
      Interest expense                                   (12,118)       (22,734)       (34,314)       (62,103)
      Interest income                                        380          5,761          1,591          8,784
      Other income                                          --             --             --            1,000
                                                     -----------    -----------    -----------    -----------
                                                         (11,738)       (16,973)       (32,723)       (52,319)
Income from continuing operations before
  provision for income taxes                             575,886        392,375        435,962        383,648
      Provision for income taxes                         225,703        147,788        172,532        149,788
                                                     -----------    -----------    -----------    -----------
Income from continuing operations                        350,183        244,587        263,430        233,860
                                                     -----------    -----------    -----------    -----------
Discontinued operations:
      Loss from discontinued operations, net
        of applicable income taxes of $0                    --         (383,330)          --         (427,048)
      Provisions for losses of discontinued
        operations during phase-out period, net of
        applicable income taxes of $19,556                  --          (30,444)          --          (30,444)
                                                     -----------    -----------    -----------    -----------
Loss from discontinued operations                           --         (413,774)          --         (457,492)
                                                     -----------    -----------    -----------    -----------
Net income (loss)                                    $   350,183    $  (169,187)   $   263,430    $  (223,632)
                                                     ===========    ===========    ===========    ===========
Net income (loss) per share, basic and diluted       $     18.51    $     (8.94)   $     13.93    $    (10.85)
                                                     ===========    ===========    ===========    ===========
Basic and diluted weighted average
  common shares outstanding                               18,916         18,916         18,916         20,618
                                                     ===========    ===========    ===========    ===========


                                The accompanying notes are an integral part of
                                    the consolidated financial statements.

                                                       3



                                                       Tone Products, Inc.
                                         Consolidated Statements of Shareholders' Equity
                                                           (Unaudited)
                                For the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------------------------------------------------------


                                                                                      Common Stock   Additional
                                            Common          Common       Held in        Paid-in       Retained
                                            Shares          Stock        Treasury       Capital       Earnings         Total
                                          -----------    -----------   -----------    -----------    -----------    -----------
Balance, September 30, 2000                 2,395,260    $   272,291   $   (32,765)   $   529,222    $ 2,304,402    $ 3,073,150
      Treasury stock:
          Share repurchased                  (503,681)          --         (50,368)      (430,228)          --         (480,596)
      Stock dividend pro rata
       distribution of the stock of Fun
       City Popcorn, Inc.                        --             --            --             --         (208,959)      (208,959)
      Net loss                                   --             --            --             --         (270,489)      (270,489)
                                          -----------   -----------    -----------    -----------    -----------    -----------

Balance, September 30, 2001                 1,891,579        272,291       (83,133)        98,994      1,824,954      2,113,106
      Share repurchased                          --             --            --             --             --             --
      Net loss                                   --             --            --             --          263,430        263,430
                                          -----------   -----------    -----------    -----------    -----------    -----------

Balance June 30, 2002                       1,891,579    $   272,291   $   (83,133)   $    98,994    $ 2,088,384    $ 2,376,536
                                          ===========    ===========   ===========    ===========    ===========    ===========


                                         The accompanying notes are an integral part of
                                             the consolidated financial statements.

                                                                4



                                   Tone Products, Inc.
                          Consolidated Statements of Cash Flows
                                       (Unaudited)
            For the Three and Nine Month Periods Ended June 30, 2002 and 2001
---------------------------------------------------------------------------------------



                                                              For the        For the
                                                             Nine Month     Nine Month
                                                            Period Ended   Period Ended
                                                              June 30,       June 30,
                                                                2001           2001
                                                            -----------    -----------

Cash flows provided by (used in) operating activities:
      Net income (loss)                                     $   263,430    $  (223,632)
      Loss from discontinued operations                            --          457,492
                                                            -----------    -----------

      Income from continuing operations                         263,430        233,860
      Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization                        111,177        173,488
           Provision for uncollectible debt                        --           15,058
           Impairment loss on write-off of good will               --          357,807
      Decrease (increase) in assets:
           Accounts receivable - trade, net                    (809,433)      (569,410)
           Inventories                                         (282,005)       313,982
           Income tax refund receivable                        (161,068)        81,467
           Other current assets                                 (34,301)          --
           Intangible assets                                     15,000           --
           Other assets                                          39,746         30,371
      Increase (decrease) in liabilities:
           Accounts payable - trade                             497,837        175,232
           Accrued expenses                                     (13,757)       195,969
           Income taxes payable                                 172,532         35,414
           Deferred tax liability                               161,068        (12,194)
                                                            -----------    -----------
      Cash provided by operating activities of continuing
        operations                                              (39,774)     1,031,044
      Cash used in operating activities of discontinued
        operations                                                 --         (585,570)
                                                            -----------    -----------

Cash provided by (used in) operating activities                 (39,774)       445,474
                                                            -----------    -----------

Cash flows provided by (used in) investing activities:

      Purchase of property and equipment                       (160,855)      (122,344)
      Payments on note receivable - related party                22,566           --
                                                            -----------    -----------
      Cash used in investing activities of continuing
        operations                                             (138,289)      (122,344)
      Cash used in investing activities of discontinued
        operations                                                 --           95,427
                                                            -----------    -----------

Cash used in investing activities                              (138,289)       (26,917)
                                                            -----------    -----------


                     The accompanying notes are an integral part of
                         the consolidated financial statements.

                                            5



                                    Tone Products, Inc.
                           Consolidated Statements of Cash Flows
                                        (Unaudited)
             For the Three and Nine Month Periods Ended June 30, 2002 and 2001
-----------------------------------------------------------------------------------------


                                                              For the          For the
                                                             Nine Month       Nine Month
                                                            Period Ended     Period Ended
                                                              June 30,         June 30,
                                                                2001             2001
                                                             ---------        ---------

Cash flows provided by (used in) financing activities:
      Net proceeds from the line of credit                   $ 372,215        $ 218,316
      Payments on notes payable                                (78,284)         (99,162)
      Proceeds from issuance of notes payable                     --               --
      Cash issued in lieu of issuance of committed shares         --               --
      Repurchase of Company common stock                          --           (480,596)
                                                             ---------        ---------
      Cash provided by (used in) financing activities from
        continuing operations                                  293,931         (361,442)
      Cash used in financing activities of discontinued
        operations                                                --            (26,289)
                                                             ---------        ---------

Cash provided by (used in financing activities)                293,931         (387,731)
                                                             ---------        ---------

Net increase in cash                                           115,868           30,826

Cash at beginning of period                                     93,658          107,087
                                                             ---------        ---------

Cash at end of period                                        $ 209,526        $ 137,913
                                                             =========        =========


                    Supplemental Disclosure of Cash Flow Information

Interest paid                                                $  34,314           69,827
Income taxes paid                                                 --               --


                      The accompanying notes are an integral part of
                          the consolidated financial statements.



                               Tone Products, Inc.
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                             As of June 30, 2002 and
        For the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------



1.   Basis of Presentation
     ---------------------

     In the opinion of the management of Tone Products, Inc. (the "Company"), the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments necessary to present fairly its financial position as of June 30, 2002, the results of its consolidated operations for the three and nine month periods ended June 30, 2002 and 2001, and the related condensed consolidated statements of shareholders' equity and cash flows for each of the nine month periods ended June 30, 2002 and 2001.


     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations promulgated by the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10 KSB for the year ended September 30, 2001.


2.   Property and Equipment
     ----------------------

     At June 30, 2002, property and equipment consisted of the following:

           Property and equipment                             $ 2,543,504
           Furniture and fixtures                                  63,458
           Vehicles                                               232,456
           Leasehold improvements                                 602,880
                                                              -----------

                                                                3,442,298
                Less: accumulated depreciation                 (2,255,525)
                                                              -----------

           Total property and equipment, net                  $ 1,186,773
                                                              ===========

     Depreciation expense for the three-month periods ended June 30, 2002 and 2001 was $37,059 and $58,125, respectively and for the nine-month periods ended June 30, 2002 and 2001, was $111,177 and $176,975, respectively.


 3.  Intangible Asset
     ----------------

     At June 30, 2002, intangible asset was comprised of the following:

         Acquisition cost of the Balboa Bay trademark         $   300,000
                Less: accumulated amortization                   (116,334)
                                                              -----------

           Intangible asset, net                              $   183,666
                                                              ===========

                               Tone Products, Inc.
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                             As of June 30, 2002 and
        For the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------



 4.  Accrued Expenses
     ----------------

     At June 30, 2002, accrued expenses consist of the following:

           Accrued real estate taxes                            $  104,450
           Accrued payroll and payroll taxes                        40,868
           Other accrued expenses                                  101,748
                                                                ----------

           Total accrued expenses                               $  247,066
                                                                ==========

 5.  Income Taxes
     ------------

     Reconciliation of the effective tax rate to the U.S. statutory rate for the three and nine months periods ended June 30,2002 and 2001 is as follows:

                                                          2002          2001
                                                          ----          ----
           Tax expense at U.S. statutory rate             34.0%         34.0%
           State tax provision                             5.6          17.3

           Non deductible expenses                          --          25.8

           Write-off of goodwill                            --         130.3

           Other                                            --           --

           Effective income tax rate                      39.6%        207.4%
                                                         ======        ======

6.   Related Party Transactions
     --------------------------

     Facilities Operating Leases


     The Company leases its Chicago area facilities from an entity owned by three brothers, two of whom are the largest shareholders of the Company. For each of the three month periods ended June 30, 2002 and 2001, the Company paid facility rent of $89,056 and $94,805, respectively and for the nine month periods ended June 30, 2002 and 2001, the Company paid facility rent of $268,599 and $284,552, respectively.



                                  Tone Products, Inc.
                    Notes to the Consolidated Financial Statements
                                      (Unaudited)
                                As of June 30, 2002 and
           For the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------------



7.   Commitments
     -----------

      The Company leases its facilities from a related party (Note 6) on operating leases with future minimum lease payments at June 30, 2001, as follows:


           2003                                                  $   358,528
           2004                                                      358,528
           2005                                                      358,528
           2006                                                      358,528
           2007 and beyond                                            89,631
                                                                 -----------

           Total future minimum lease payments                   $ 1,523,743
                                                                 ===========

 8.  Earnings Per Share
     ------------------

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


     The computation of basic and diluted earnings per common share for the three and nine month periods ended June 30, 2002 and 2001 are as follows:

                                                           For the          For the
                                                         Three Month      Three Month
                                                         Period Ended     Period Ended
                                                           June 30,         June 30,
                                                             2001             2001
                                                          ---------        ---------

Basic and diluted earnings (loss) per common share:
    Income from continuing operations                     $ 350,183        $ 244,587
      Loss from discontinued operations                        --           (413,774)
                                                          ---------        ---------

         Net income (loss)(numerator)                     $ 350,183        $(169,187)
                                                          =========        =========

Weighted average shares outstanding (denominator)            18,916           18,916
                                                          =========        =========

Basic and diluted earnings per common share:

    Income from continuing operations                     $   18.51        $   12.93
      Loss from discontinued operations                        --             (21.87)
                                                          ---------        ---------

 Basic and diluted earnings (loss) per common share       $   18.51        $   (8.94)
                                                          =========        =========

                                          9



                               Tone Products, Inc.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
        For the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------



 8.  Earnings Per Share, Continued
     -----------------------------
                                                           For the          For the
                                                          Nine Month       Nine Month
                                                         Period Ended     Period Ended
                                                           June 30,         June 30,
                                                            2001              2001
                                                          ---------        ---------

     Basic and diluted earnings (loss) per common share:
         Income from continuing operations                $ 263,430        $ 233,860
         Loss from discontinued operations                     --           (457,492)
                                                          ---------        ---------

              Net income (loss) (numerator)               $ 263,430        $(223,632)
                                                          =========        =========

     Weighted average shares outstanding (denominator)       18,916           20,618
                                                          =========        =========

     Basic and diluted earnings per common share:
         Income from continuing operations                $   13.93        $   11.34
         Loss from discontinued operations                     --             (22.19)
                                                          ---------        ---------

Basic and diluted earnings (loss) per common share        $   13.93        $  (10.85)
                                                          =========        =========


9.   Common Stock
     ------------

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

                                       10

                               Tone Products, Inc.
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)
                             As of June 30, 2002 and
        For the Three and Nine Month Periods Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------



10.  Spin-Off Transaction
     --------------------

     On June 17, 2001, the Company's board of directors voted to distribute all of the Company's shares of its wholly-owned subsidiary, Fun City Popcorn, Inc. ("Fun City") on a pro rata basis to the Company's shareholders. In this connection, the Company has filed Form 10-SB with the Securities and Exchange Commission (the "Commission"). The transaction was effective as of September 30, 2001, and was accounted for as a spin-off. As a result, retained earnings was decreased as of September 30, 2001 by the carrying value of the Company's investment in Fun City. Accordingly, Fun City has been reflected as a discontinued operation for the three and nine month periods ended June 30, 2001.


     Selected information for the discontinued Fun City operations is presented below:

                                                  For the            For the
                                                Three Month         Nine Month
                                                Period Ended       Period Ended
                                                   June 30,          June 30,
                                                    2001               2001
                                                 -----------        -----------

     Revenue                                     $   475,517        $ 1,506,801
     Cost of sales                                  (356,641)        (1,130,102)
                                                 -----------        -----------
             Gross profit                            118,876            376,699

     Operating and other expenses                   (144,400)          (446,834)
     Impairment write-off of goodwill               (357,807)          (357,807)

     Net loss                                    $  (383,331)       $  (427,942)
                                                 ===========        ===========

 11. Geographical Business Segments
     ------------------------------

     The Company approved the spin-off of its Fun City operations on June 17, 2001. Accordingly, the business segment information for the discontinued Fun City segment for the three months and nine months ended June 30, 2001 is presented in Note 10, and the Company's product segment is the only continuing operation presented in the financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

RESULTS OF OPERATIONS

The Company's revenues are derived principally from the sale of food products. Revenues for the fiscal quarter ended June 30, 2002, increased to $3,506,058 from $3,263,944 in the same period last year. Revenue increases were a result of a copacking agreement for a new customers' product rollout, which accounted for over $500,000 in sales. It is not known at this time whether sales will continue or if they do continue at what level they will reach.

Cost of goods sold was decreased by 2% of sales due to consolidation of sales.

Operating expenses decreased during the three month period ended June 30, 2002, $23,794 to $528,755, from $552,549 in the year ago period.

Operating income from continuing operations for the fiscal quarter ended June 30, 2002, increased $178,276 to $587,624 from $409,348 due to the increases in sales revenue discussed above.

Net income was increased to $350,183 from $(169,187) in the year ago period. Taking into account the loss in last years quarter from the discontinuation of Fun City Popcorn operations of $(413,774) the difference in Net income was $105,596 due to sales increases and resulting efficiencies discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has access to $1,300,000 in traditional lines of credit which should be more than sufficient to see the Company through it's seasonal sales cycles and keep pace with it's growth. The Company had not made any material commitments for capital expenditures as of Aug 12, 2002 and believes it has sufficient cash resources to meet its needs.


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

Date: Aug 12, 2002                          TONE PRODUCTS, INC


                                            /s/  TIMOTHY EVON
                                            ------------------------------------
                                                 Timothy Evon
                                                 Director and President